Form 10-Q
period 2025-03-31
PROCTER & GAMBLE Co
filed 2025-04-24
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025

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
There were 2,344,542,034 shares of Common Stock outstanding as of March 31, 2025.

The Procter & Gamble Company 1
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions except per share amounts	2025	2024	2025	2024
NET SALES	$19,776	$20,195	$63,395	$63,507
Cost of products sold	9,694	9,855	30,533	30,500
Selling, general and administrative expense	5,524	5,880	16,765	17,006
Indefinite-lived intangible asset impairment charge	—	—	—	1,341
OPERATING INCOME	4,558	4,460	16,096	14,660
Interest expense	(217)	(233)	(695)	(705)
Interest income	111	104	365	366
Other non-operating income/(expense), net	210	260	(120)	570
EARNINGS BEFORE INCOME TAXES	4,661	4,592	15,646	14,891
Income taxes	868	812	3,207	3,061
NET EARNINGS	3,793	3,781	12,439	11,830
Less: Net earnings attributable to noncontrolling interests	23	27	80	88
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,769	$3,754	$12,359	$11,742

NET EARNINGS PER COMMON SHARE (1)
Basic	$1.58	$1.56	$5.16	$4.89
Diluted	$1.54	$1.52	$5.03	$4.75
(1)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions	2025	2024	2025	2024
NET EARNINGS	$3,793	$3,781	$12,439	$11,830
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	367	(211)	623	(128)
Unrealized gains/(losses) on investment securities	2	—	3	(2)
Unrealized gains/(losses) on defined benefit postretirement plans	(39)	7	(37)	(23)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	330	(204)	590	(153)
TOTAL COMPREHENSIVE INCOME	4,123	3,577	13,029	11,677
Less: Comprehensive income attributable to noncontrolling interests	24	26	78	85
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$4,099	$3,551	$12,951	$11,592

See accompanying Notes to Consolidated Financial Statements.

2 The Procter & Gamble Company
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			March 31, 2025	June 30, 2024
Assets
CURRENT ASSETS
Cash and cash equivalents			$9,116	$9,482
Accounts receivable			6,139	6,118
INVENTORIES
Materials and supplies			1,935	1,617
Work in process			957	929
Finished goods			4,508	4,470
Total inventories			7,400	7,016
Prepaid expenses and other current assets			1,780	2,095
TOTAL CURRENT ASSETS			24,435	24,709
PROPERTY, PLANT AND EQUIPMENT, NET			22,728	22,152
GOODWILL			40,476	40,303
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			21,836	22,047
OTHER NONCURRENT ASSETS			13,508	13,158
TOTAL ASSETS			$122,984	$122,370

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$14,512	$15,364
Accrued and other liabilities			9,847	11,073
Debt due within one year			9,889	7,191
TOTAL CURRENT LIABILITIES			34,248	33,627
LONG-TERM DEBT			24,252	25,269
DEFERRED INCOME TAXES			6,481	6,516
OTHER NONCURRENT LIABILITIES			5,458	6,398
TOTAL LIABILITIES			70,439	71,811
SHAREHOLDERS’ EQUITY
Preferred stock			781	798
Common stock – shares issued –	March 2025	4,009.2
	June 2024	4,009.2	4,009	4,009
Additional paid-in capital			68,615	67,684
Reserve for ESOP debt retirement			(672)	(737)
Accumulated other comprehensive loss			(11,307)	(11,900)
Treasury stock			(138,073)	(133,379)
Retained earnings			128,919	123,811
Noncontrolling interest			273	272
TOTAL SHAREHOLDERS’ EQUITY			52,545	50,559
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$122,984	$122,370

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 3
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended March 31, 2025
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE DECEMBER 31, 2024	2,344,852	$4,009	$788	$68,283	($707)	($11,637)	($137,112)	$127,544	$275	$51,443
Net earnings								3,769	23	3,793
Other comprehensive income/(loss)						330			1	330
Dividends and dividend equivalents ($1.0065 per share):
Common								(2,367)		(2,367)
Preferred								(71)		(71)
Treasury stock purchases	(7,966)						(1,351)			(1,351)
Employee stock plans	6,836			331			384			715
Preferred stock conversions	820		(7)	1			6			—
ESOP debt impacts					35			44		79
Noncontrolling interest, net				—					(26)	(26)
BALANCE MARCH 31, 2025	2,344,542	$4,009	$781	$68,615	($672)	($11,307)	($138,073)	$128,919	$273	$52,545

	Nine Months Ended March 31, 2025
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2024	2,357,051	$4,009	$798	$67,684	($737)	($11,900)	($133,379)	$123,811	$272	$50,559
Net earnings								12,359	80	12,439
Other comprehensive income/(loss)						592			(2)	590
Dividends and dividend equivalents ($3.0195 per share):
Common								(7,121)		(7,121)
Preferred								(215)		(215)
Treasury stock purchases	(34,235)						(5,813)			(5,813)
Employee stock plans	19,662			929			1,104			2,033
Preferred stock conversions	2,063		(17)	2			15			—
ESOP debt impacts					64			86		150
Noncontrolling interest, net				—					(77)	(77)
BALANCE MARCH 31, 2025	2,344,542	$4,009	$781	$68,615	($672)	($11,307)	($138,073)	$128,919	$273	$52,545

See accompanying Notes to Consolidated Financial Statements.

4 The Procter & Gamble Company

	Three Months Ended March 31, 2024
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE DECEMBER 31, 2023	2,353,021	$4,009	$809	$66,935	($782)	($12,167)	($131,887)	$121,617	$294	$48,829
Net earnings								3,754	27	3,781
Other comprehensive income/(loss)						(203)			(1)	(204)
Dividends and dividend equivalents ($0.9407 per share):
Common								(2,221)		(2,221)
Preferred								(69)		(69)
Treasury stock purchases	(6,046)						(977)			(977)
Employee stock plans	12,201			459			685			1,144
Preferred stock conversions	959		(8)	1			7			—
ESOP debt impacts					45			51		97
Noncontrolling interest, net				—					(46)	(46)
BALANCE MARCH 31, 2024	2,360,135	$4,009	$801	$67,395	($737)	($12,370)	($132,172)	$123,132	$275	$50,333

	Nine Months Ended March 31, 2024
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2023	2,362,120	$4,009	$819	$66,556	($821)	($12,220)	($129,736)	$118,170	$288	$47,065
Net earnings								11,742	88	11,830
Other comprehensive income/(loss)						(150)			(3)	(153)
Dividends and dividend equivalents ($2.8221 per share):
Common								(6,671)		(6,671)
Preferred								(209)		(209)
Treasury stock purchases	(22,768)						(3,493)			(3,493)
Employee stock plans	18,552			836			1,041			1,878
Preferred stock conversions	2,232		(18)	3			15			—
ESOP debt impacts					85			99		184
Noncontrolling interest, net				—					(98)	(98)
BALANCE MARCH 31, 2024	2,360,135	$4,009	$801	$67,395	($737)	($12,370)	($132,172)	$123,132	$275	$50,333
See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 5
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31
Amounts in millions	2025	2024
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$9,482	$8,246
OPERATING ACTIVITIES
Net earnings	12,439	11,830
Depreciation and amortization	2,124	2,135
Share-based compensation expense	364	433
Deferred income taxes	183	(206)
Loss/(gain) on sale of assets	782	(51)
Indefinite-lived intangible asset impairment charge	—	1,341
Change in accounts receivable	(79)	(692)
Change in inventories	(409)	(47)
Change in accounts payable and accrued and other liabilities	(1,666)	56
Change in other operating assets and liabilities	(1,125)	(1,196)
Other	218	490
TOTAL OPERATING ACTIVITIES	12,832	14,092
INVESTING ACTIVITIES
Capital expenditures	(2,777)	(2,539)
Proceeds from asset sales	64	77
Acquisitions, net of cash acquired	(11)	(21)
Other investing activity	(33)	(503)
TOTAL INVESTING ACTIVITIES	(2,755)	(2,986)
FINANCING ACTIVITIES
Dividends to shareholders	(7,319)	(6,863)
Additions to short-term debt with original maturities of more than three months	5,905	2,961
Reductions in short-term debt with original maturities of more than three months	(3,781)	(7,523)
Net additions/(reductions) to other short-term debt	(543)	2,331
Additions to long-term debt	995	1,598
Reductions in long-term debt	(1,478)	(2,335)
Treasury stock purchases	(5,800)	(3,490)
Impact of stock options and other	1,601	965
TOTAL FINANCING ACTIVITIES	(10,420)	(12,356)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(22)	(168)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(365)	(1,418)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$9,116	$6,828
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
2. New Accounting Pronouncements and Policies
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment is effective for our fiscal year ending June 30, 2025 and our interim periods within the fiscal year ending June 30, 2026. The guidance will require additional disclosures in the Segment Information footnote, but will not have a material impact on our Consolidated Financial Statements.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures”. This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. This amendment is effective for our fiscal year ending June 30, 2026. We are currently assessing the impact of this guidance on our disclosures.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses”. This guidance requires disclosures about significant expense categories, including but not limited to, inventory purchases, employee compensation, depreciation, amortization and selling expenses. This amendment is effective for our fiscal year ending June 30, 2028 and our interim periods within the fiscal year ending June 30, 2029. We are currently assessing the impact of this guidance on our disclosures.
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

The Procter & Gamble Company 7
Operating segments as a percentage of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended March 31		Nine Months Ended March 31
	2025	2024	2025	2024
Fabric Care	23%	23%	23%	23%
Home Care	12%	13%	12%	12%
Baby Care	9%	9%	9%	9%
Family Care	9%	9%	9%	9%
Hair Care	9%	9%	9%	9%
Grooming	8%	8%	8%	8%
Oral Care	8%	8%	8%	8%
Personal Health Care	7%	6%	7%	7%
Feminine Care	6%	6%	6%	6%
Personal Care (2)	6%	5%	6%	5%
Skin Care (2)	3%	4%	3%	4%
Total	100%	100%	100%	100%
(1)% of Net sales by operating segment excludes sales recorded in Corporate.
(2)Effective July 1, 2024, the Beauty reportable business segment separated Skin and Personal Care into individual operating segments, Skin Care and Personal Care. This transition included separation of the management team, strategic decision-making, innovation plans, financial targets, budgets and management reporting.
The following is a summary of reportable segment results:

		Three Months Ended March 31			Nine Months Ended March 31
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)	Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)
Beauty	2025	$3,490	$684	$539	$11,231	$2,746	$2,158
	2024	3,550	753	587	11,496	3,114	2,426
Grooming	2025	1,505	404	321	4,980	1,493	1,206
	2024	1,539	379	303	4,997	1,450	1,165
Health Care	2025	2,880	734	569	9,277	2,662	2,068
	2024	2,873	687	525	9,119	2,508	1,933
Fabric & Home Care	2025	6,948	1,642	1,285	22,233	5,709	4,473
	2024	7,169	1,692	1,301	22,230	5,741	4,446
Baby, Feminine & Family Care	2025	4,755	1,150	880	15,155	3,997	3,065
	2024	4,936	1,299	997	15,268	4,144	3,174
Corporate	2025	198	48	200	520	(961)	(531)
	2024	128	(218)	68	398	(2,066)	(1,314)
Total Company	2025	$19,776	$4,661	$3,793	$63,395	$15,646	$12,439
	2024	20,195	4,592	3,781	63,507	14,891	11,830
4. Goodwill and Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2024	$13,723	$12,633	$7,638	$1,810	$4,499	$40,303
Acquisitions and divestitures	—	—	—	—	—	—
Translation and other	73	47	32	5	17	173
Goodwill at March 31, 2025	$13,796	$12,679	$7,670	$1,816	$4,516	$40,476
Goodwill increased from June 30, 2024, primarily due to currency translation.
Amounts in millions of dollars except per share amounts or as otherwise specified.

8 The Procter & Gamble Company
Identifiable intangible assets at March 31, 2025, were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$9,047	$(6,816)
Intangible assets with indefinite lives	19,605	—
Total identifiable intangible assets	$28,652	$(6,816)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives primarily consist of brands. The amortization expense of determinable-lived intangible assets for the three months ended March 31, 2025 and 2024, was $78 and $83, respectively. For the nine months ended March 31, 2025 and 2024, amortization expense was $241 and $255, respectively.
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
Based on our impairment testing performed during the three months ended December 31, 2024, the Gillette indefinite-lived intangible asset's fair value exceeds its carrying value by greater than 10%. As of March 31, 2025, the carrying value of the Gillette indefinite-lived intangible asset was $12.8 billion. Adverse changes in the business or in the macroeconomic environment, including foreign currency devaluation, increasing global inflation, or market contraction from an economic recession, could reduce the underlying cash flows used to estimate the fair value of the Gillette indefinite-lived intangible asset and trigger a further impairment charge.
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
Net earnings per common share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended March 31		Nine Months Ended March 31
	2025	2024	2025	2024
Net earnings	$3,793	$3,781	$12,439	$11,830
Less: Net earnings attributable to noncontrolling interests	23	27	80	88
Net earnings attributable to P&G	3,769	3,754	12,359	11,742
Less: Preferred dividends	71	69	215	209
Net earnings attributable to P&G available to common shareholders (Basic)	$3,698	$3,685	$12,144	$11,533

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,347.2	2,360.5	2,351.8	2,359.5
Add effect of dilutive securities:
Convertible preferred shares (1)	70.7	73.3	71.3	73.9
Stock options and other unvested equity awards (2)	31.9	38.1	34.9	38.4
Diluted weighted average common shares outstanding	2,449.8	2,472.0	2,458.0	2,471.8

NET EARNINGS PER COMMON SHARE
Basic	$1.58	$1.56	$5.16	$4.89
Diluted	$1.54	$1.52	$5.03	$4.75
(1)An overview of preferred shares can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
(2)Excludes approximately 8 million and 6 million for the three months ended March 31, 2025 and 2024 respectively, and 6 million for the nine months ended March 31, 2025 and 2024 respectively, of weighted average stock options outstanding because the exercise price of these options was greater than their average market value or their effect was antidilutive.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit impacts:

	Three Months Ended March 31		Nine Months Ended March 31
	2025	2024	2025	2024
Share-based compensation expense	$123	$158	$364	$433
Net periodic benefit cost for pension benefits	29	52	92	160
Net periodic benefit (credit) for other retiree benefits	(180)	(156)	(541)	(467)
Amounts in millions of dollars except per share amounts or as otherwise specified.

10 The Procter & Gamble Company
7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the nine months ended March 31, 2025.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. Except for the impairment of the Gillette indefinite-lived intangible asset discussed in Note 4, there were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis during the nine months ended March 31, 2025 or during the fiscal year ended June 30, 2024.
Cash equivalents were $7.9 billion and $8.0 billion as of March 31, 2025 and June 30, 2024, respectively, and are classified as Level 1 within the fair value hierarchy. The Company had no other material investments in debt or equity securities during the periods presented.
The fair value of long-term debt was $27.9 billion and $27.7 billion as of March 31, 2025 and June 30, 2024, respectively. This includes the current portion of long-term debt instruments ($4.7 billion and $3.8 billion as of March 31, 2025 and June 30, 2024, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of March 31, 2025 and June 30, 2024, are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	March 31, 2025	June 30, 2024	March 31, 2025	June 30, 2024	March 31, 2025	June 30, 2024
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$3,034	$2,993	$—	$—	$(217)	$(325)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$12,657	$10,140	$78	$119	$(124)	$(31)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$15,691	$13,133	$78	$119	$(340)	$(356)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$3,458	$3,192	$6	$1	$(7)	$(23)

TOTAL DERIVATIVES AT FAIR VALUE	$19,149	$16,325	$84	$120	$(347)	$(379)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $2.8 billion and $2.7 billion as of March 31, 2025 and June 30, 2024, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $10.9 billion and $11.9 billion as of March 31, 2025 and June 30, 2024, respectively. The increase in notional balance of the derivative instruments designated as net investment hedges is primarily driven by the Company's decision to leverage favorable interest rate spreads in the foreign currency swap market.
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
Certain of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a liability position was $269 and $307 as of March 31, 2025 and June 30, 2024, respectively. The Company has not been required to post collateral as a result of these contractual features.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 11
Before tax gains and losses on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended March 31		Nine Months Ended March 31
	2025	2024	2025	2024
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign currency interest rate contracts	$(473)	$269	$(117)	$67
(1)    For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $60 and $53 for the three months ended March 31, 2025 and 2024, respectively. The amount of gain excluded from effectiveness testing was $167 and $182 for the nine months ended March 31, 2025 and 2024, respectively.
(2)    In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in Accumulated other comprehensive income (AOCI) for such instruments was $(436) and $262 for the three months ended March 31, 2025 and 2024, respectively. The amount of gain/(loss) recognized in AOCI for such instruments was $(221) and $102 for the nine months ended March 31, 2025 and 2024, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended March 31		Nine Months Ended March 31
	2025	2024	2025	2024
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(2)	$(7)	$109	$122
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$30	$(84)	$(19)	$(27)
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
8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

	Investment Securities	Postretirement Benefit Plans	Foreign Currency Translation	Total AOCI
Balance at June 30, 2024, net of tax	$10	$613	$(12,522)	$(11,900)
Other comprehensive income/(loss), before tax:
OCI before reclassifications	3	13	(208)	(192)
Amounts reclassified to the Consolidated Statement of Earnings	—	(62)	752	690
Total other comprehensive income/(loss), before tax	3	(49)	544	498
Tax effect	—	13	79	92
Total other comprehensive income/(loss), net of tax	3	(37)	623	590
Less: OCI attributable to noncontrolling interests, net of tax	—	2	(4)	(2)
Balance at March 31, 2025, net of tax	$13	$574	$(11,894)	$(11,307)
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
Income Tax Uncertainties
The Company is present in about 70 countries and over 150 taxable jurisdictions and, at any point in time, has 30–40 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2010 and forward. We are generally not able to reliably estimate the timing and ultimate settlement amounts until the close of an audit. Based on information currently available, we anticipate over the next 12-month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued liabilities of approximately $50, including interest and penalties.
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
10. Supplier Finance Programs
The Company has an ongoing program to negotiate extended payment terms with its suppliers consistent with market practices. The Company also supports a Supply Chain Finance program (“SCF”) with several global financial institutions. Under SCF, the Company maintains an accounts payable system to facilitate participating suppliers' ability to sell receivables from the Company to a SCF bank. These participating suppliers negotiate their sales of receivables arrangements directly with the respective SCF bank. The Company is not party to those agreements, but the SCF banks allow the suppliers to utilize the Company’s creditworthiness in establishing credit spreads and associated costs. Under this model, this arrangement generally provides the suppliers with more favorable terms than they would be able to secure on their own. The Company has no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier chooses to participate in SCF, the supplier selects which individual Company invoices to sell to the SCF bank. The Company’s obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the supplier’s decisions to finance amounts under these arrangements. The Company does not provide any form of guarantee under these financing arrangements. Our payment terms for suppliers under this program generally range from 60 to 180 days. All outstanding amounts related to suppliers participating in SCF are recorded within Accounts payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows. The amount due to suppliers participating in SCF and included in Accounts payable was approximately $5.6 billion as of March 31, 2025 and June 30, 2024.
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
For the three months ended March 31, 2025, the Company incurred total before tax charges of $55 including $23 in Costs of products sold, $26 in SG&A and $6 in Other non-operating income/(expense). For the nine months ended March 31, 2025, the Company incurred charges of $987 including $91 in Costs of products sold, $105 in SG&A and $791 in Other non-operating income/(expense).
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 13
The following table presents restructuring activity for the nine months ended March 31, 2025:

	Separation Costs	Asset-Related Costs	Other Costs	Total
RESERVE JUNE 30, 2024	$133	$—	$32	$166
Costs incurred for the six months ended December 31, 2024	41	39	853	933
Costs incurred for the three months ended March 31, 2025	27	8	19	55
Costs incurred for the nine months ended March 31, 2025	68	47	872	987

Costs paid/settled for the nine months ended March 31, 2025	(126)	(47)	(842)	(1,016)
RESERVE MARCH 31, 2025	$75	$—	$62	$138
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
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange, pricing controls or tariffs; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to effect the expected share repurchases and dividend payments; (3) the ability to successfully manage uncertainties related to changing political and geopolitical conditions and potential implications such as exchange rate fluctuations, market contraction, boycotts, sanctions, tariffs or other trade controls; (4) the ability to manage disruptions in credit markets or to our banking partners or changes to our credit rating; (5) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to various factors, including ones outside of our control, such as natural disasters, acts of war or terrorism or disease outbreaks; (6) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials and costs of labor, transportation, energy, pension and healthcare; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy, packaging content, supply chain practices or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third-party relationships, such as our suppliers, contract manufacturers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third-party information and operational technology systems, networks and services and maintain the security and functionality of such
Amounts in millions of dollars except per share amounts or as otherwise specified.

14 The Procter & Gamble Company
systems, networks and services and the data contained therein; (12) the ability to successfully manage the demand, supply and operational challenges, as well as governmental responses or mandates, associated with a disease outbreak, including epidemics, pandemics or similar widespread public health concerns; (13) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits, evolving digital marketing and selling platform requirements and technological advances attained by, and patents granted to, competitors; (14) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; (15) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited; (16) the ability to successfully manage current and expanding regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, product and packaging composition, manufacturing processes, intellectual property, labor and employment, antitrust, privacy, cybersecurity and data protection, artificial intelligence, tax, the environment, due diligence, risk oversight, accounting and financial reporting) and to resolve new and pending matters within current estimates; (17) the ability to manage changes in applicable tax laws and regulations; and (18) the ability to successfully achieve our ambition of reducing our greenhouse gas emissions and delivering progress towards our environmental sustainability priorities. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein is included in the section titled "Economic Conditions and Uncertainties" and the section titled "Risk Factors" (Part II, Item 1A) of this Form 10-Q.
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
The MD&A is organized in the following sections:
•Overview
•Summary of Results – Nine Months Ended March 31, 2025
•Economic Conditions and Uncertainties
•Results of Operations – Three and Nine Months Ended March 31, 2025
•Segment Results – Three and Nine Months Ended March 31, 2025
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
The following table provides the percentage of net sales and net earnings by reportable business segment (excluding Corporate) for the three and nine months ended March 31, 2025:

	Three Months Ended March 31, 2025		Nine Months Ended March 31, 2025
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	18%	15%	18%	17%
Grooming	8%	9%	8%	9%
Health Care	15%	16%	15%	16%
Fabric & Home Care	35%	36%	35%	34%
Baby, Feminine & Family Care	24%	24%	24%	24%
Total Company	100%	100%	100%	100%
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
SUMMARY OF RESULTS – Nine Months Ended March 31, 2025
The following are highlights of results for the nine months ended March 31, 2025, versus the nine months ended March 31, 2024:
•Net sales were $63.4 billion, a decrease of $112 million versus the prior year period. Net sales increased low single digits in Health Care, and decreased low single digits in Baby, Feminine & Family Care and Beauty. Net sales in Grooming and Fabric & Home Care were unchanged. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 2%. Organic sales increased low single digits in Health Care, Grooming, Fabric & Home Care, Beauty and Baby, Feminine & Family Care.
•Net earnings were $12.4 billion, an increase of $609 million, or 5%, versus the prior year period due to the non-cash impairment charge of $1.3 billion ($1.0 billion after tax) on the Gillette intangible asset in the prior year, partially offset by higher restructuring charges in the current year of $0.8 billion after tax related to the substantial liquidation of operations in certain Enterprise Markets, including Argentina.
•Net earnings attributable to Procter & Gamble were $12.4 billion, an increase of $617 million, or 5%, versus the prior year period.
•Diluted EPS increased 6% to $5.03 due to the increase in net earnings. Core EPS, which excludes incremental restructuring charges and the prior year Gillette intangible asset impairment charge, increased 3% to $5.35.
•Operating cash flow was $12.8 billion. Adjusted free cash flow, which is defined as operating cash flow less capital expenditures and excluding payments for the transitional tax resulting from the U.S. Tax Act, was $10.6 billion. Adjusted free cash flow productivity, which is defined as adjusted free cash flow as a percentage of net earnings excluding a non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina, was 80%.
ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in numerous countries worldwide, with more than half our sales generated outside the United States. Our largest international markets are Greater China, the United Kingdom, Canada, Japan and Germany and collectively comprised approximately 20% of our net sales in fiscal 2024. As a result, we are exposed to global macroeconomic factors, geopolitical tensions and government policies. We are exposed to various risks due to economic, political and social instabilities, market volatility, natural disasters, debt and credit issues, currency controls, new or increased tariffs (including any such tariffs between the U.S. and China or the U.S. and Canada), foreign exchange and interest rate changes. These risks can negatively impact our net sales, net earnings and cash flows. For example, we are exposed to risks due to the ongoing war between Russia and Ukraine. Our Russia business accounted for less than 2% of consolidated net sales and net earnings in the fiscal year ended June 30, 2024 and less than 2% of net assets as of June 30, 2024.
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
Government Policies. We are exposed to changes in U.S. and foreign government legislative, regulatory or enforcement policies that can have a negative impact on net sales, net earnings and cash flows. These include tax policy changes (both U.S. and foreign), including those resulting from the current work being led by the OECD/G20 Inclusive Framework focused on

The Procter & Gamble Company 17
"Addressing the Challenges of the Digitalization of the Economy”. Government controls such as currency exchanges, pricing and import authorizations as well as government policies related to environmental and climate change matters and changes to international trade agreements, including tariffs, can also impact our financial performance.
For additional information on risk factors that could impact our business results, please refer to Risk Factors in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2024.
RESULTS OF OPERATIONS – Three Months Ended March 31, 2025
The following discussion provides a review of results for the three months ended March 31, 2025, versus the three months ended March 31, 2024.

	Three Months Ended March 31
Amounts in millions, except per share amounts	2025	2024	% Chg
Net sales	$19,776	$20,195	(2)%
Operating income	4,558	4,460	2%
Earnings before income taxes	4,661	4,592	2%
Net earnings	3,793	3,781	—%
Net earnings attributable to Procter & Gamble	3,769	3,754	—%
Diluted net earnings per common share	1.54	1.52	1%
Core net earnings per common share	1.54	1.52	1%

	Three Months Ended March 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2025	2024	Basis Pt Chg
Gross margin	51.0%	51.2%	(20)
Selling, general & administrative expense	27.9%	29.1%	(120)
Operating income	23.0%	22.1%	90
Earnings before income taxes	23.6%	22.7%	90
Net earnings	19.2%	18.7%	50
Net earnings attributable to Procter & Gamble	19.1%	18.6%	50
Net Sales
Net sales for the quarter decreased 2% to $19.8 billion. The decrease in net sales was due to unfavorable foreign exchange of 2% and unit volume decline of 1%, partially offset by higher pricing of 1%. Mix had a neutral impact on net sales. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 1% and organic volume was unchanged.
The following table summarizes key drivers of the change in net sales by reportable segment:

	Net Sales Change Drivers 2025 vs. 2024 (Three Months Ended March 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	—%	1%	(3)%	3%	(2)%	—%	(2)%
Grooming	1%	1%	(4)%	2%	—%	(1)%	(2)%
Health Care	(1)%	(1)%	(3)%	1%	3%	—%	—%
Fabric & Home Care	(1)%	—%	(2)%	—%	—%	—%	(3)%
Baby, Feminine & Family Care	(2)%	(2)%	(2)%	—%	1%	(1)%	(4)%
Total Company	(1)%	—%	(2)%	1%	—%	—%	(2)%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 20 basis points to 51.0% of net sales for the quarter. The decrease in gross margin was due to:
•120 basis points of decline from unfavorable product mix,
•40 basis points of product and packaging investments,

18 The Procter & Gamble Company
•30 basis points of higher commodity costs and
•20 basis points of unfavorable foreign exchange impacts.
These impacts were partially offset by:
•160 basis points of manufacturing productivity savings and
•30 basis points of increase due to higher pricing.
Total SG&A spending decreased 6% to $5.5 billion versus the prior year period due to decreased marketing spending and overhead costs. SG&A as a percentage of net sales decreased 120 basis points to 27.9% due to decreases in marketing spending and overhead costs as a percentage of net sales. Marketing spending as a percentage of net sales decreased 30 basis points due to productivity savings. Overhead costs as a percentage of net sales decreased 70 basis points as wage inflation and foreign exchange headwinds were more than offset by productivity savings, which includes adjustments to expected variable compensation payouts. Other operating expenses as a percentage of net sales decreased 20 basis points due to favorable foreign exchange impacts. Productivity-driven cost savings delivered 120 basis points of benefit to SG&A as a percentage of net sales.
Operating income increased $98 million, or 2%, to $4.6 billion and operating margin increased 90 basis points to 23.0% versus the prior year period primarily due to decreased marketing spending and overhead costs, partially offset by the decrease in gross margin, the components of which are described above.
Non-Operating Expenses and Income
Interest expense was $217 million for the quarter, a decrease of $16 million versus the prior year period. Interest income was $111 million for the quarter, an increase of $7 million versus the prior year period. Other non-operating income/(expense) was $210 million, which is a decrease of $50 million versus the prior year period due to gains from the sale of minor brands in the prior year.
Income Taxes
The effective income tax rate for the three months ended March 31, 2025, was 18.6%, compared to 17.7% for the three months ended March 31, 2024. The increase in the effective tax rate was primarily driven by lower excess tax benefits of share-based compensation.
Net Earnings
Net earnings were unchanged at $3.8 billion versus the prior year period due primarily to the increase in operating income, partially offset by the decrease in other non-operating income and the increase in the effective tax rate. Foreign exchange had a negative impact of approximately $75 million on net earnings for the quarter, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble were unchanged at $3.8 billion for the quarter. Diluted EPS increased 1% to $1.54 versus the prior year period.
RESULTS OF OPERATIONS – Nine Months Ended March 31, 2025
The following discussion provides a review of results for the nine months ended March 31, 2025, versus the nine months ended March 31, 2024.

	Nine Months Ended March 31
Amounts in millions, except per share amounts	2025	2024	% Chg
Net sales	$63,395	$63,507	—%
Operating income	16,096	14,660	10%
Earnings before income taxes	15,646	14,891	5%
Net earnings	12,439	11,830	5%
Net earnings attributable to Procter & Gamble	12,359	11,742	5%
Diluted net earnings per common share	5.03	4.75	6%
Core net earnings per common share	5.35	5.19	3%

	Nine Months Ended March 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2025	2024	Basis Pt Chg
Gross margin	51.8%	52.0%	(20)
Selling, general & administrative expense	26.4%	26.8%	(40)
Operating income	25.4%	23.1%	230
Earnings before income taxes	24.7%	23.4%	130
Net earnings	19.6%	18.6%	100
Net earnings attributable to Procter & Gamble	19.5%	18.5%	100

The Procter & Gamble Company 19
Net Sales
Net sales for the period were $63.4 billion, a $112 million decline versus the prior year period as a 1% decline from unfavorable foreign exchange was partially offset by a 1% increase from higher pricing. Volume and mix were unchanged. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 2% and organic volume increased 1%.
The following table summarizes key drivers of the change in net sales by reportable segment:

	Net Sales Change Drivers 2025 vs. 2024 (Nine Months Ended March 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	(1)%	1%	(1)%	2%	(2)%	—%	(2)%
Grooming	3%	3%	(2)%	1%	(1)%	(1)%	—%
Health Care	(1)%	—%	(1)%	1%	3%	—%	2%
Fabric & Home Care	—%	1%	(1)%	—%	1%	—%	—%
Baby, Feminine & Family Care	—%	1%	(1)%	—%	—%	—%	(1)%
Total Company	—%	1%	(1)%	1%	—%	—%	—%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 20 basis points to 51.8% of net sales for the period. The decrease in gross margin was due to:
•100 basis points of decline from unfavorable product mix,
•40 basis points of product and packaging investments,
•30 basis points of higher commodity costs,
•20 basis points of higher transportation services and other costs and
•10 basis points of unfavorable foreign exchange impacts.
These impacts were partially offset by:
•160 basis points of manufacturing productivity savings and
•20 basis points of increase due to higher pricing.
Total SG&A spending decreased 1% to $16.8 billion versus the prior year period due to higher foreign exchange transactional charges in the prior year period and decreased overhead costs. SG&A as a percentage of net sales decreased 40 basis points to 26.4% due primarily to a decrease in other operating expenses as a percentage of sales. Marketing spending as a percentage of net sales increased 10 basis points as the increase in marketing spending was partially offset by productivity savings. Overhead costs as a percentage of net sales were unchanged as wage inflation was offset by productivity savings, which includes adjustments to expected variable compensation payouts. Other operating expenses as a percentage of net sales decreased 40 basis points primarily driven by favorable foreign exchange impacts. Productivity-driven cost savings delivered 100 basis points of benefit to SG&A as a percentage of net sales.
Operating income increased $1.4 billion, or 10%, to $16.1 billion and operating margin increased 230 basis points to 25.4% versus the prior year period due primarily to the non-cash impairment charge of $1.3 billion ($1.0 billion after tax) on the Gillette intangible asset in the prior year.
Non-Operating Expenses and Income
Interest expense was $695 million for the period, a decrease of $10 million versus the prior year period. Interest income was $365 million for the period, a decrease of $1 million versus the prior year period. Other non-operating income/(expense) was $(120) million, which is a decrease of $690 million versus the prior year period primarily due to the non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina recorded in the period ended September 30, 2024.
Income Taxes
The effective income tax rate for the nine months ended March 31, 2025, was 20.5%, compared to 20.6% for the nine months ended March 31, 2024. The decrease in the effective tax rate was primarily driven by higher excess tax benefits of share-based compensation, favorable geographic mix impacts and decreases from discrete impacts related to uncertain tax positions, partially offset by a 100 basis-point increase due primarily to the charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina.

20 The Procter & Gamble Company
Net Earnings
Net earnings increased $609 million, or 5%, to $12.4 billion, as the increase in operating income, the components of which are described above, were partially offset by the non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina recorded in the period ended September 30, 2024. Foreign exchange had a negative impact of approximately $58 million on net earnings for the period, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $617 million, or 5%, to $12.4 billion for the period. Diluted EPS increased 6% to $5.03 versus the prior year period due to the increase in net earnings. Core EPS, which represents diluted EPS excluding charges for incremental restructuring and the impairment of the Gillette intangible asset, increased 3% to $5.35.
SEGMENT RESULTS – Three and Nine Months Ended March 31, 2025
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three and nine months ended March 31, 2025, is provided based on a comparison to the three and nine months ended March 31, 2024. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales, earnings before income taxes and net earnings by reportable business segment for the three and nine months ended March 31, 2025, versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended March 31, 2025
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$3,490	(2)%	$684	(9)%	$539	(8)%
Grooming	1,505	(2)%	404	7%	321	6%
Health Care	2,880	—%	734	7%	569	8%
Fabric & Home Care	6,948	(3)%	1,642	(3)%	1,285	(1)%
Baby, Feminine & Family Care	4,755	(4)%	1,150	(11)%	880	(12)%
Corporate	198	N/A	48	N/A	200	N/A
Total Company	$19,776	(2)%	$4,661	2%	$3,793	—%

	Nine Months Ended March 31, 2025
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$11,231	(2)%	$2,746	(12)%	$2,158	(11)%
Grooming	4,980	—%	1,493	3%	1,206	4%
Health Care	9,277	2%	2,662	6%	2,068	7%
Fabric & Home Care	22,233	—%	5,709	(1)%	4,473	1%
Baby, Feminine & Family Care	15,155	(1)%	3,997	(4)%	3,065	(3)%
Corporate	520	N/A	(961)	N/A	(531)	N/A
Total Company	$63,395	—%	$15,646	5%	$12,439	5%

Beauty
Three months ended March 31, 2025, compared with three months ended March 31, 2024
Beauty net sales decreased 2% to $3.5 billion, as unfavorable foreign exchange of 3% and unfavorable geographic mix of 2% were partially offset by positive impacts of higher pricing of 3%. Unit volume was unchanged. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 2% and organic volume increased 1%. Global market share of the Beauty segment decreased 0.4 points.
•Hair Care net sales decreased mid-single digits. Negative impacts of unfavorable foreign exchange, divestitures and a unit volume decrease were partially offset by positive impacts of favorable product mix and higher pricing (primarily in Latin America and North America). The volume decrease was driven by a decline in Greater China (due to market contraction and the impact of divestitures), partially offset by growth in Latin America and North America (both due to market growth). Organic sales were unchanged as a high single-digit growth in Latin America and a mid-single-digit growth in North America were offset by a double-digit decline in Greater China. Global market share of the Hair Care category decreased 1 point.
•Personal Care net sales increased high single digits. Positive impacts of an increase in unit volume and higher pricing (primarily in North America) were partially offset by negative impacts from geographic mix and unfavorable foreign

The Procter & Gamble Company 21
exchange. The volume increase was driven by growth in Europe (due to distribution expansion and innovation), North America (due to innovation), and Latin America (due to market growth). Organic sales increased high single digits due to a more than 20% growth in Europe, a mid-teens growth in Latin America and a high single-digit growth in North America. Global market share of the Personal Care category increased 0.6 points.
•Skin Care net sales decreased mid-single digits. Negative impacts of a decrease in unit volume, unfavorable foreign exchange and unfavorable geographic mix were partially offset by positive impacts from higher pricing (primarily in Greater China). The volume decrease was driven by North America and Europe (both due to distribution losses). Organic sales decreased low single digits due to a low teens decline in North America and a high single-digit decline in Asia Pacific, partially offset by a high single-digit growth in Greater China. Global market share of the Skin Care category decreased 0.8 points.
Net earnings decreased 8% to $539 million due to a decrease in net sales and a 110 basis-point decline in net earnings margin. Net earnings margin decreased due to a decrease in gross margin and an increase in SG&A as a percentage of net sales. The gross margin decline was driven by unfavorable category and geographic mix, partially offset by increased productivity savings. SG&A as a percentage of net sales increased due to increases in marketing, overhead spending and higher foreign exchange transactional charges.
Nine months ended March 31, 2025, compared with nine months ended March 31, 2024
Beauty net sales decreased 2% to $11.2 billion, driven by unfavorable mix of 2% (due primarily to the decline of the super-premium SK-II brand, which has higher than segment-average selling prices), unfavorable foreign exchange of 1% and a unit volume decrease of 1%, partially offset by the positive impacts of higher pricing of 2%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic volume and organic sales increased 1%. Global market share of the Beauty segment decreased 0.2 points.
•Hair Care net sales decreased mid-single digits. Negative impacts of divestitures, declining unit volume and unfavorable foreign exchange were partially offset by positive impacts of favorable product mix and higher pricing (primarily in Latin America and Europe). The decline in unit volume was driven by a decline in Greater China (due to market contraction and the impact of divestitures), partially offset by growth in North America and Latin America (both due to market growth). Organic sales increased low single digits due to a high single-digit growth in Latin America and a mid-single-digit growth in North America, partially offset by a double-digit decline in Greater China. Global market share of the Hair Care category decreased 0.8 points.
•Personal Care net sales increased high single digits. Positive impacts of an increase in unit volume and higher pricing (primarily in North America) were partially offset by unfavorable geographic mix and unfavorable foreign exchange. The volume increase was driven by growth in North America (due to innovation), Europe (due to distribution expansion and innovation) and Latin America (due to market growth). Organic sales increased double digits due to a more than 20% growth in Europe, a 20% growth in Latin America and a double-digit growth in North America, partially offset by a mid-single-digit decline in Greater China. Global market share of the Personal Care category increased 0.6 points.
•Skin Care net sales decreased double digits. Negative impacts of a decrease in unit volume and unfavorable product mix (due primarily to the decline of the super-premium SK-II brand, which has higher than category-average selling prices), were partially offset by higher pricing (primarily in Greater China). The volume decrease was driven by declines in all regions, led by North America (due to distribution losses) and Greater China (due to market contraction). Organic sales decreased double digits due to a high-teens decline in North America, a mid-teens decline in Asia Pacific and a mid-single-digit decline in Greater China. Global market share of the Skin Care category decreased 0.6 points
Net earnings decreased 11% to $2.2 billion due to a decrease in net sales and a 190 basis-point decline in net earnings margin. Net earnings margin decreased due to a decrease in gross margin and an increase in SG&A as a percentage of net sales. The gross margin decline was driven by unfavorable product mix (due to the decline of the super-premium SK-II brand) and higher commodities, partially offset by increased productivity savings. SG&A as a percentage of net sales increased due primarily to an increase in marketing and overhead spending.
Grooming
Three months ended March 31, 2025, compared with three months ended March 31, 2024
Grooming net sales decreased 2% to $1.5 billion as the negative impacts from unfavorable foreign exchange of 4% and divestitures of 1% were partially offset by the positive impacts from higher pricing of 2% (driven primarily by Latin America, Europe and North America) and a unit volume increase of 1%. The volume increase was driven by growth in IMEA (due to increased distribution) and Europe (due to market growth), partially offset by volume decline in Latin America (due to competitive activity). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 3% driven by high single-digit growth in IMEA and low single-digit growth in North America and Europe. Global market share of the Grooming segment decreased 0.5 points.
Net earnings increased 6% to $321 million due to 160 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin and a decrease in SG&A as a percentage of net sales. The gross margin

22 The Procter & Gamble Company
improvement was primarily driven by increased productivity savings and increased pricing, partially offset by unfavorable geographic mix. SG&A as a percentage of net sales decreased due primarily to a reduction in marketing spending.
Nine months ended March 31, 2025, compared with nine months ended March 31, 2024
Grooming net sales were unchanged at $5.0 billion as the benefits of a 3% increase in unit volume and higher pricing of 1% (driven primarily by Latin America and IMEA) were offset by unfavorable foreign exchange of 2%, unfavorable geographic mix of 1% and the negative impact from divestitures of 1%. The volume increase was driven by growth in IMEA (due to increased distribution) and Europe (due to market growth). Excluding the impact of acquisitions and divestitures and foreign exchange, Grooming organic sales increased 3% due to low-teens growth in IMEA, high single-digit growth in Asia Pacific and low single-digit growth in Europe. Global market share of the Grooming segment increased 0.1 points.
Net earnings increased 4% to $1.2 billion due to a 90 basis-point increase in net earnings margin. Net earnings margin increased due to a decrease in SG&A as a percentage of net sales, an increase in gross margin and a lower effective tax rate. The gross margin increase was driven primarily by productivity savings, partially offset by unfavorable geographic mix. SG&A as a percentage of net sales decreased due to higher foreign exchange transactional charges in the prior year period. The lower effective tax rate was driven by favorable geographic mix.
Health Care
Three months ended March 31, 2025, compared with three months ended March 31, 2024
Health Care net sales were unchanged at $2.9 billion as the benefits of favorable product mix of 3% and higher pricing of 1% were offset by unfavorable foreign exchange impacts of 3% and a 1% decrease in unit volume. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 4%. Global market share of the Health Care segment increased 0.3 points.
•Oral Care net sales decreased low single digits driven by a unit volume decline and negative impacts of unfavorable foreign exchange, partially offset by positive impacts of favorable product mix (due to growth of power brushes and premium paste, which have higher than category-average selling prices). The unit volume decrease was due to declines in all regions, led by Greater China (due to market contraction and competitive activity) and IMEA (due to share losses). Organic sales increased low single digits driven by a mid-single-digit increase in Europe, partially offset by a mid-teens decrease in Greater China. Global market share of the Oral Care category increased 0.1 points.
•Personal Health Care net sales increased mid-single digits driven by a unit volume increase and the positive impact of higher pricing (driven by Latin America and Europe), partially offset by the negative impact of unfavorable foreign exchange. The unit volume increase was primarily due to growth in North America (due to the later peak in the respiratory season) and IMEA (due to innovation). Organic sales increased high single digits driven by low-teens growth in Latin America and high single-digit growth in North America. Global market share of the Personal Health Care category increased 0.4 points.
Net earnings increased 8% to $569 million due to a 140 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin, a decrease in SG&A as a percentage of net sales and a lower effective tax rate. The gross margin increase was driven primarily by productivity savings and higher pricing, partially offset by unfavorable geographic mix. SG&A as a percentage of net sales decreased due to a decline in marketing spending. The lower effective tax rate was driven by favorable geographic mix.
Nine months ended March 31, 2025, compared with nine months ended March 31, 2024
Health Care net sales increased 2% to $9.3 billion driven by favorable geographic and product mix of 3% and higher pricing of 1%, partially offset by unfavorable foreign exchange of 1% and a 1% decrease in unit volume. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 3% and organic volume was unchanged. Global market share of the Health Care segment increased 0.2 points.
•Oral Care net sales increased low single digits due to the positive impacts of favorable product mix (due to growth of premium paste and power brushes, which have higher than category-average selling prices), partially offset by a decline in unit volume and unfavorable foreign exchange. The unit volume decrease was due to a decline in Greater China (due to market contraction and increased competitive activity) and IMEA (due to share losses), partially offset by growth in North America (due to market growth and innovation). Organic sales also increased low single digits due to a high single-digit increase in Europe and a low single-digit increase in North America, partially offset by mid-teens decreases in Greater China and IMEA. Global market share of the Oral Care category increased 0.1 points.
•Personal Health Care net sales increased low single digits due to a unit volume increase and the positive impacts of higher pricing (driven by Latin America and Europe) and favorable geographic mix, partially offset by the negative impacts of unfavorable foreign exchange. The increase in unit volume was driven by growth in North America (due to distribution gains), partially offset by a decline in IMEA (due to market contraction and increased competitive activity). Organic sales increased mid-single digits due to a high single-digit growth in Latin America and a mid-single-digit growth in both North America and Europe. Global market share of the Personal Health Care category increased 0.2 points.

The Procter & Gamble Company 23
Net earnings increased 7% to $2.1 billion due to net sales growth and a 110 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin and a decrease in SG&A as a percentage of net sales. The gross margin increase was driven by productivity savings, partially offset by unfavorable geographic mix. SG&A as a percentage of net sales decreased due to decreased marketing spending.
Fabric & Home Care
Three months ended March 31, 2025, compared with three months ended March 31, 2024
Fabric & Home Care net sales decreased 3% to $6.9 billion driven by unfavorable foreign exchange of 2% and a unit volume decrease of 1%. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales and organic volume were unchanged. Global market share of the Fabric & Home Care segment increased 0.1 points.
•Fabric Care net sales decreased low single digits driven by unfavorable foreign exchange. Unit volume was unchanged as growth in Latin America (due to market growth) and IMEA (due to market growth) was offset by a decline in North America (due to retail inventory reduction). Organic sales were unchanged as the impact of a mid-single-digit growth in Latin America and a low single-digit growth in Europe was offset by the impact of a high single-digit decline in IMEA and a low single-digit decline in North America. Global market share of the Fabric Care category decreased 0.4 points.
•Home Care net sales decreased low single digits driven by a unit volume decrease and unfavorable foreign exchange, partially offset by favorable premium product mix. The decrease in volume was due primarily to a decline in Europe (due to increased competitive activity). Organic sales decreased low single digits driven by a low single-digit decline in Europe, partially offset by a low single-digit growth in North America. Global market share of the Home Care category increased 0.7 points.
Net earnings decreased 1% to $1.3 billion as the decrease in net sales was partially offset by a 40 basis-point increase in net earnings margin. Net earnings margin increased due to a decrease in SG&A as a percentage of net sales and a lower effective tax rate, partially offset by a decrease in gross margin. The gross margin decrease was driven by unfavorable geographic and product mix, partially offset by productivity savings. SG&A as a percentage of net sales decreased due to a decrease in marketing spending. The lower effective tax rate was driven by favorable geographic mix.
Nine months ended March 31, 2025, compared with nine months ended March 31, 2024
Fabric & Home Care net sales were unchanged at $22.2 billion as favorable product mix of 1% was offset by unfavorable foreign exchange of 1%. Unit volume was unchanged. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 2% and organic volume increased 1%. Global market share of the Fabric & Home Care segment increased 0.1 points.
•Fabric Care net sales decreased low single digits driven by an unfavorable foreign exchange impact, partially offset by the positive impact of favorable premium product mix. Unit volume was unchanged as growth in Europe (due to innovation) and North America (due to market growth) was offset by declines in Latin America and Asia Pacific (both due to share losses). Organic sales increased low single digits driven by a mid-single-digit increase in Europe and a low single-digit increase in North America, partially offset by a double-digit decrease in IMEA. Global market share of the Fabric Care category decreased 0.1 points.
•Home Care net sales increased low single digits driven by a unit volume increase and favorable premium product mix, partially offset by the impact of unfavorable foreign exchange. The increase in volume was driven by growth in North America (due to innovation). Organic sales increased low single digits driven by mid-single-digit growth in North America and low single-digit growth in Europe. Global market share of the Home Care category increased 0.4 points.
Net earnings increased 1% to $4.5 billion due to a 10 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin and a lower effective tax rate, partially offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by increased productivity savings, partially offset by unfavorable geographic and product mix. SG&A as a percentage of net sales increased due to an increase in marketing and overhead spending, partially offset by higher foreign exchange transactional charges in the prior year period. The lower effective tax rate was driven by favorable geographic mix.
Baby, Feminine & Family Care
Three months ended March 31, 2025, compared with three months ended March 31, 2024
Baby, Feminine & Family Care net sales decreased 4% to $4.8 billion driven by a 2% decrease in unit volume and a 2% decline from unfavorable foreign exchange, partially offset by favorable geographic and product mix of 1%. Excluding the impacts of foreign exchange and acquisitions and divestitures, organic sales decreased 1%. Global market share of the Baby, Feminine & Family Care segment decreased 0.3 points.
•Baby Care net sales decreased mid-single digits. Negative impacts of a decrease in unit volume, unfavorable foreign exchange and divestitures were partially offset by positive impacts of favorable geographic and product mix (due to a higher proportion of premium diapers, which have higher than category-average selling prices). The unit volume decline was driven by IMEA (due to competitive activity), North America (due to distribution loss and competitive activity) and

24 The Procter & Gamble Company
Latin America (due to the impact of divestitures and pricing). Organic sales decreased low single digits driven by a low-teens decline in Asia Pacific and a double-digit decline in IMEA, partially offset by a low-teens increase in Greater China. Global market share of the Baby Care category decreased 0.1 points.
•Feminine Care net sales decreased low single digits driven by a unit volume decline and negative impacts of unfavorable foreign exchange, partially offset by positive impacts of favorable geographic mix. The unit volume decrease was primarily driven by declines in Greater China (due to market contraction and competitive activity) and Latin America (due to share losses), partially offset by growth in North America (due to market growth). Organic sales were unchanged as the impact of a mid-single-digit growth in North America was offset by double-digit declines in Greater China and Latin America. Global market share of the Feminine Care category decreased 0.3 points.
•Net sales in Family Care, which is predominantly a North America business, decreased low single digits driven by a decrease in unit volume (due to retail inventory reduction and competitive activity), lower pricing (due to merchandising investments) and unfavorable product mix (due to growth of larger pack sizes, with lower than category-average selling prices). Organic sales also decreased low single digits. North America market share of the Family Care category decreased 0.4 points.
Net earnings decreased 12% to $880 million due to a decrease in net sales and a 170 basis-point decline in net earnings margin. Net earnings margin decreased due to a decline in gross margin and an increase in SG&A as a percentage of net sales. Gross margin decreased primarily due to higher commodity costs and unfavorable category mix. SG&A as a percentage of net sales increased due to the negative scale effects of the net sales decrease.
Nine months ended March 31, 2025, compared with nine months ended March 31, 2024
Baby, Feminine & Family Care net sales decreased 1% to $15.2 billion driven by unfavorable foreign exchange of 1%. Unit volume was unchanged. Excluding the impacts of foreign exchange and acquisitions and divestitures, organic sales and organic volume increased 1%. Global market share of the Baby, Feminine & Family Care segment decreased 0.2 points.
•Baby Care net sales decreased mid-single digits. Negative impacts of a decrease in unit volume, lower pricing (driven by investments in North America and Europe), unfavorable foreign exchange and divestitures were partially offset by favorable geographic and product mix (due to a higher proportion of premium diapers, which have higher than category-average selling prices). The unit volume decline was across most regions led by IMEA (due to competitive activity), Asia Pacific (due to market contraction) and Latin America (due to the impact of divestitures). Organic sales decreased low single digits primarily driven by a double-digit decline in IMEA and a mid-single-digit decline in Europe. Global market share of the Baby Care category decreased 0.2 points.
•Feminine Care net sales were unchanged. Positive impacts of favorable geographic mix were offset by negative impacts of a decrease in unit volume and unfavorable foreign exchange. The unit volume decrease was primarily driven by declines in Greater China (due to market contraction and competitive activity) and Latin America (due to share losses), partially offset by growth in North America (due to market growth). Organic sales increased low single digits driven by a mid-single-digit growth in North America, partially offset by a mid-single-digit decline in Greater China. Global market share of the Feminine Care category decreased 0.4 points.
•Net sales in Family Care, which is predominantly a North America business, increased low single digits driven by an increase in unit volume (due to retail inventory build, partially offset by competitive activity), partially offset by lower pricing (due to merchandising investments). Excluding the impact of foreign exchange, organic sales increased mid-single digits. North America market share of the Family Care category decreased 0.1 points.
Net earnings decreased 3% to $3.1 billion due to a decrease in net sales and a 60 basis-point decline in net earnings margin. Net earnings margin decreased due to a decrease in gross margin, partially offset by a decrease in SG&A as a percentage of net sales. Gross margin decreased primarily due to higher commodity costs and unfavorable category mix, partially offset by productivity savings. SG&A as a percentage of net sales decreased due to higher foreign exchange transactional charges in the prior year period and a reduction in marketing spending.
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
For the three months ended March 31, 2025, Corporate net sales increased $70 million to $198 million due to an increase in net sales of incidental businesses managed at the corporate level. Corporate net earnings increased $132 million to $200 million for the quarter due primarily to adjustments to expected variable compensation payouts.

The Procter & Gamble Company 25
For the nine months ended March 31, 2025, Corporate net sales increased $122 million to $520 million due to an increase in net sales of incidental businesses managed at the corporate level. Corporate net earnings increased $783 million to a loss of $531 million due primarily to the non-cash impairment charge of $1.3 billion ($1.0 billion after tax) on the Gillette intangible asset in the prior year, partially offset by incremental restructuring charges in the current year, comprised primarily of accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
Operating cash flow was $12.8 billion fiscal year to date, a decrease of $1.3 billion versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and loss on sale of assets), generated $15.9 billion of operating cash flow. Working capital and other impacts used $3.1 billion of cash in the period primarily driven by the payment of the transitional tax related to the U.S. Tax Act, a reduction in postretirement benefit and compensation accruals, a reduction in accrued marketing expense and a reduction in accounts payable. Days sales outstanding were flat. Days inventory on hand increased by four days driven by higher inventory for new product initiatives and increased safety stock levels.
Investing Activities
Investing activities used $2.8 billion of cash fiscal year to date primarily driven by capital expenditures.
Financing Activities
Financing activities used $10.4 billion of net cash fiscal year to date, mainly due to dividends to shareholders and treasury stock purchases, partially offset by the impact of stock options and other and a net debt increase.
As of March 31, 2025, our current liabilities exceeded current assets by $9.8 billion. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient funding to meet short-term financing requirements.
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

26 The Procter & Gamble Company
The following tables provide a numerical reconciliation of organic sales growth to reported net sales growth:

Three Months Ended March 31, 2025	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	(2)%	3%	1%	2%
Grooming	(2)%	4%	1%	3%
Health Care	—%	3%	1%	4%
Fabric & Home Care	(3)%	2%	1%	—%
Baby, Feminine & Family Care	(4)%	2%	1%	(1)%
Total Company	(2)%	2%	1%	1%
(1)Acquisition & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.
Nine Months Ended March 31, 2025	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	(2)%	1%	2%	1%
Grooming	—%	2%	1%	3%
Health Care	2%	1%	—%	3%
Fabric & Home Care	—%	1%	1%	2%
Baby, Feminine & Family Care	(1)%	1%	1%	1%
Total Company	—%	1%	1%	2%
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
The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

Nine Months Ended March 31, 2025
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$12,832	$(2,777)	$562	$10,617
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
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

Nine Months Ended March 31, 2025
Adjusted Free Cash Flow	Net Earnings	Adjustments to Net Earnings (1)	Net Earnings as Adjusted	Adjusted Free Cash Flow Productivity
$10,617	$12,439	$752	$13,191	80%
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

The Procter & Gamble Company 27
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

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Amounts in millions except per share amounts	As Reported (GAAP) (1)	As Reported (GAAP)	Incremental Restructuring	Core (Non-GAAP)
Cost of products sold	$9,694	$9,855	$(13)	$9,842
Selling, general and administrative expense	5,524	5,880	3	5,883
Operating income	4,558	4,460	10	4,471
Income taxes	868	812	—	812
Net earnings attributable to P&G	3,769	3,754	10	3,763
				Core EPS
Diluted net earnings per common share (2)	$1.54	$1.52	$—	$1.52
(1)For the three months ended March 31, 2025, there were no adjustments to or reconciling items for Core EPS.
(2)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE IN CURRENT YEAR REPORTED (GAAP) MEASURES VERSUS PRIOR YEAR NON-GAAP (CORE) MEASURES
Core net earnings attributable to P&G	—%
Core EPS	1%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Nine Months Ended March 31, 2025
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Core (Non-GAAP)
Cost of products sold	$30,533	$20	$30,554
Selling, general and administrative expense	16,765	(25)	16,740
Operating income	16,096	5	16,101
Other non-operating income/(expense), net	(120)	789	669
Income taxes	3,207	(7)	3,199
Net earnings attributable to P&G	12,359	801	13,160
			Core EPS
Diluted net earnings per common share (1)	$5.03	$0.33	$5.35
(1)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
Core net earnings attributable to P&G	3%
Core EPS	3%

28 The Procter & Gamble Company

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Nine Months Ended March 31, 2024
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Intangible Impairment	Core (Non-GAAP)
Cost of products sold	$30,500	$(25)	$—	$30,475
Selling, general and administrative expense	17,006	(4)	—	17,002
Operating income	14,660	29	1,341	16,031
Income taxes	3,061	(20)	315	3,357
Net earnings attributable to P&G	11,742	49	1,026	12,817
				Core EPS
Diluted net earnings per common share (1)	$4.75	$0.02	$0.42	$5.19
(1)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no material changes during the quarter ended March 31, 2025, to our disclosure in Part I, Item 3, “Legal Proceedings” of our Form 10-K for the fiscal year ended June 30, 2024. There were no relevant matters to disclose under this Item for this period.

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2024.

The Procter & Gamble Company 29

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
1/01/2025 - 1/31/2025	—	$—	—	(3)
2/01/2025 - 2/28/2025	4,152,570	168.57	4,152,570	(3)
3/01/2025 - 3/31/2025	3,812,329	170.50	3,812,329	(3)
Total	7,964,899	$169.49	7,964,899	(3)
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
(3)In accordance with the repurchase program announced on July 30, 2024, the Company reaffirmed in its earnings release on April 24, 2025, that it expects to reduce outstanding shares through direct share repurchases at a value of $6 to $7 billion in fiscal year 2025, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of debt.

Item 5.	Other Information
During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.
Amounts in millions of dollars unless otherwise specified.

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

10.1	Company's Form of Separation Agreement & Release *+

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

April 24, 2025	/s/ MATTHEW W. JANZARUK
Date	(Matthew W. Janzaruk)
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)