Form 10-K
period 2025-06-30
PROCTER & GAMBLE Co
filed 2025-08-04
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark one)
[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 TRUE
For the Fiscal Year Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes ☑ No ☐ TRUE
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ False
The aggregate market value of the voting stock held by non-affiliates amounted to $393 billion on December 31, 2024.
There were 2,342,371,488 shares of Common Stock outstanding as of July 31, 2025.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed within one hundred and twenty days of the fiscal year ended June 30, 2025 (2025 Proxy Statement), are incorporated by reference into Part III of this report to the extent described herein.

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
Narrative Description of Business
Business Model. Our business model is focused on delivering sustainable value creation by driving balanced top- and bottom-line growth. We create, manufacture, market and distribute a diversified portfolio of daily-use products to delight consumers with irresistible superiority across five key vectors - product performance, packaging, brand communication, retail execution and value. We invest in research and development and consumer insights to invent new categories or products and innovate our existing products, ensuring they meet evolving consumer needs and preferences. We leverage marketing strategies including advertising, promotions and endorsements to drive brand awareness and loyalty among consumers. The Company utilizes various distribution channels, including retail stores, e-commerce platforms and direct-to-consumer platforms to deliver our products. Our business model relies on continued productivity improvements to fuel investments in research and development and marketing and deliver value creation. Our objective is to deliver sustainable and balanced top- and bottom-line growth while serving the needs of all stakeholders — consumers, customers, employees, society and shareowners.
Key Product Categories. Information on key product categories can be found in the MD&A and Note 2 to our Consolidated Financial Statements.
Key Customers. Our customers include mass merchandisers, e-commerce (including social commerce) channels, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. We also sell direct to consumers. Sales to Walmart Inc. and its affiliates represent approximately 16% of our total sales in 2025 and 2024 and 15% in 2023. No other customer represents more than 10% of our total sales. Our top ten customers accounted for 43% of our total net sales in 2025, 42% in 2024 and 40% in 2023.
Sources and Availability of Materials. Almost all of the raw and packaging materials used by the Company are purchased from third parties, some of whom are single-source suppliers. We produce certain raw materials, primarily chemicals, for further use in the manufacturing process. In addition, fuel, natural gas and derivative products are important commodities consumed in our manufacturing processes and in the transportation of input materials and finished products. The prices we pay for materials and other commodities are subject to fluctuation including new or increased tariffs. When prices for these items change, we may or may not pass the change to our customers. The Company purchases a substantial variety of other raw and packaging materials, none of which are material to our business taken as a whole.
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
The Company has in place compliance programs and internal and external experts to help guide our business in complying with these and other existing laws and regulations that apply to us around the globe; and we have made, and plan to continue making, necessary expenditures for compliance with these laws and regulations. We also expect that our many suppliers, consultants and other third parties working on our behalf share our commitment to compliance, and we have policies and procedures in place to manage these relationships, though they inherently involve a lesser degree of control over operations and governance. We do not expect that the Company’s expenditures for compliance with current government regulations, including current environmental regulations, will have a material effect on our total capital expenditures, earnings or competitive position in fiscal year 2026 as compared to prior periods.
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
Employees
As of June 30, 2025, the Company had approximately 109,000 employees, an increase of 2% versus the prior year due to business growth. The total number of employees is an estimate of total Company employees excluding interns, co-ops, contractors and employees of joint ventures. 49% of our employees are in manufacturing roles and 28% of our employees are located in the United States. 42% of our global employees are women and 32% of our U.S. employees identify as multicultural.
Training and Development
We focus on attracting, developing and retaining the broadest pool of talent available, both from universities and the broader market. We recruit from universities across markets in which we compete and are generally able to select from the top talent. We focus on developing our employees by providing a variety of job experiences, training programs and skill development opportunities. Given our develop-from-within model for staffing most of our senior leadership positions, it is particularly important for us to ensure holistic growth and full engagement of our employees.
Equality and Inclusion
As a global consumer products company, P&G serves consumers around the world with operations in approximately 70 countries. We believe that it is good for business that our workforce is drawn from the best available talent from communities worldwide, with insights about, connectivity to and understanding of all our consumers. Further, a foundational component of P&G's strategy and success has been to foster an inclusive work environment, in which we develop and advance the very best capabilities that all our people have to offer. Globally, we aspire to reflect the diversity of the consumers we serve in the communities where we operate and are committed to creating a superior employee experience for all. Our aspiration is founded on our longstanding values and principles for equal opportunity and compliance with the law.
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

The Procter & Gamble Company 3
enable our consumers to reduce their footprint without compromising on the performance of the products they use. We develop and license technologies that can be used across industries to improve environmental sustainability at a broader scale.
Combined, this approach intends to positively impact the total environmental impact of the Company while driving market growth and value creation.
In 2021, the Company announced a 2040 net zero ambition. Our Climate Transition Action Plan outlines the Company’s ongoing efforts toward reducing greenhouse gas emissions across scopes 1 and 2 and elements of scope 3. The Company has also declared ambitions towards purchasing renewable electricity for our operations, reducing intensity of virgin petroleum-based plastic in packaging, designing more consumer packaging to be recyclable or reusable, responsible sourcing of key forest-based commodities, improving efficiency of water usage in our operations and driving a global portfolio of water restoration projects in key water basins. While we have met or exceeded some of the goals and are making significant progress against others, scalable infrastructure and cost-effective solutions are not yet available to us to fully deliver against some of our stated ambitions.
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
Further, we have a significant amount of debt including floating rate and foreign currency debt and derivatives as part of our capital markets activities. As we refinance debt or renew derivatives, we are exposed to movement in global interest rates and rate differentials. Further, the maturity cash outflows of foreign currency debt and derivative instruments could be adversely impacted by significant appreciation of foreign currency exchange rates (particularly the Euro), which could adversely impact our overall cash flows and interest expense. Moreover, discriminatory or conflicting fiscal or trade policies in different countries, including changes to tariffs and existing trade policies and agreements, could adversely affect our results. See also the Results of Operations and Cash Flow, Financial Condition and Liquidity sections of the MD&A and the Consolidated Financial Statements and related Notes.
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

4 The Procter & Gamble Company
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
Changes in the political conditions in markets in which we manufacture, sell or distribute our products, as well as changing geopolitical conditions, may be difficult to predict and may adversely affect our business and financial results. Results of elections, referendums, sanctions or other political processes and pressures in certain markets in which our products are manufactured, sold or distributed have created and could continue to create uncertainty regarding how existing governmental policies, laws and regulations may change, including with respect to sanctions, taxes, tariffs, import and export controls and the general movement of goods, materials, services, capital, data and people between countries. The potential implications of such uncertainty, which include, among others, exchange rate fluctuations, variability and unpredictability in trade relations such as U.S. trade relations, new or increased tariffs, trade barriers and market contraction, could adversely affect the Company’s results of operations and cash flows.
The Company operates a global business with sales, manufacturing, distribution and research and development organizations globally that contribute to our overall growth. If geopolitical tensions and trade controls continue to increase or disrupt our business in markets where we have significant sales or operations, including disruptions due to governmental responses to such conflicts (such as the imposition of sanctions, export controls, retaliatory tariffs, restrictions on cross-border data transfers, increased business licensing requirements or limitations on profits), such disruptions could adversely impact our business, financial condition, results of operations and cash flows.
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
For example, the ongoing war between Russia and Ukraine has negatively impacted, and the situation it generates may continue to negatively impact, our operations. Beginning in March 2022, the Company reduced its product portfolio, discontinued new capital investments and suspended media, advertising and promotional activity in Russia. Future impacts to the Company are difficult to predict due to the high level of uncertainty as to how the overall situation will continue to evolve. We may reduce further or discontinue our operations in Russia due to sanctions and export controls and counter-sanctions, monetary, currency or payment controls, restrictions on data transfers or access to financial institutions and services, supply and transportation challenges or other circumstances and considerations. Ultimately, these could result in operational disruptions, loss of assets or impairments of our manufacturing plants and fixed assets or write-downs of other operating assets and working capital.
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

The Procter & Gamble Company 5
facilitate collection, payment and supply chain finance programs. A disruption to one or more of these top-tier partners could impact our ability to draw on existing credit facilities or otherwise adversely affect our cash flows or the cash flows of our customers and vendors.

BUSINESS OPERATIONS RISKS
Our business results depend on our ability to manage disruptions in our global supply chain.
Our ability to meet our customers’ needs and achieve cost targets depends on our ability to maintain key manufacturing and supply arrangements, including execution of supply chain optimizations and certain sole supplier or sole manufacturing plant arrangements. The loss or disruption of such manufacturing and supply arrangements, including for issues such as labor disputes or controversies, loss or impairment of key manufacturing sites, discontinuity or disruptions in our internal information and data systems or those of our suppliers, cybersecurity incidents including but not limited to ransomware attacks, misuse of artificial intelligence and machine learning technologies, inability to procure sufficient raw or input materials (including water, recycled materials and materials that meet our labor standards), significant changes in trade policy, natural disasters, increasing severity or frequency of extreme weather events due to climate change or otherwise, acts of war or terrorism, disease outbreaks or other external factors over which we have no control, have at times interrupted and could, in the future, interrupt product supply and, if not effectively managed and remedied, could have an adverse impact on our business, financial condition, results of operations or cash flows.
Our businesses face cost fluctuations and pressures that could affect our results.
Our costs are subject to fluctuations, particularly due to changes in the prices of commodities (including certain petroleum-derived materials like resins and paper-based materials like pulp), raw and packaging materials and the costs of labor, tariffs, transportation (including trucks and containers), energy, pensions and healthcare. Inflation pressures sometimes result in increases in these input costs. Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations and to anticipate consumer reaction to our management of these fluctuations could adversely impact our results of operations or cash flows.
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
We sell most of our products via retail customers, which include mass merchandisers, e-commerce (including social commerce) channels, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. Our success depends on our ability to successfully manage relationships with our retail trade customers, which includes our ability to offer trade terms that are mutually acceptable and are aligned with our pricing and profitability targets. Continued concentration among our retail customers could create significant cost and margin pressure on our business, and our business performance could suffer if we cannot reach agreement with a key customer on trade terms and principles. Our business could also be negatively impacted if a key customer were to significantly reduce the inventory level of or shelf space allocated to our products as a result of increased offerings of other branded manufacturers, private label brands and generic non-branded products or, for other reasons, significantly tighten product delivery windows or experience a significant business disruption.
If the reputation of the Company or one or more of our brands erodes significantly, it could have a material impact on our financial results.
The Company's reputation, and the reputation of our brands, form the foundation of our relationships with key stakeholders and other constituencies, including consumers, customers and suppliers. The quality and safety of our products are critical to our business. Many of our brands have worldwide recognition and our financial success directly depends on the success of our brands. The success of our brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Our results of operations or cash flows could also be negatively impacted if the Company or one of our brands suffers substantial harm to its reputation due to a significant product recall, product-related

6 The Procter & Gamble Company
litigation, defects or impurities in our products, product misuse, changing consumer perceptions of certain ingredients, negative perceptions of packaging (such as plastic and other petroleum-based materials), lack of recyclability or other environmental attributes, concerns about actual or alleged labor, equality and inclusion or social practices, privacy failures or data breaches, allegations of product tampering or the distribution and sale of counterfeit products. Additionally, negative or inaccurate postings or comments on social media or networking websites about the Company or one of its brands could generate adverse publicity that could damage the reputation of our brands or the Company. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, ingredients, efficacy, environmental or social impacts or similar matters, sentiments toward the Company or our products could be negatively impacted, and our results of operations or cash flows could suffer. Our Company also devotes time and resources to citizenship efforts that are consistent with our corporate values and are designed to strengthen our business and protect and preserve our reputation, including programs driving ethics and corporate responsibility, strong communities, equality and inclusion and environmental sustainability. While the Company has many programs and initiatives to further these citizenship efforts, we are impacted in part by the actions and efforts of third parties including local and other governmental authorities, suppliers, vendors and customers. Consumer or broader stakeholder perceptions of these programs and initiatives widely vary and could adversely affect our business. If these programs are changed or suffer negative publicity, the Company's reputation and results of operations or cash flows could be adversely impacted.
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
A significant information security or operational technology incident, including a cybersecurity incident, or the failure of one or more key information or operations technology systems, networks, hardware, processes and/or associated sites involving the Company or one of its service providers could have a material adverse impact on our business or reputation.
We rely extensively on information and operational technology (IT/OT) systems, networks and services, including internet and intranet sites, data hosting and processing facilities and technologies, physical security systems and other hardware, software and technical applications and platforms. Many of these are managed, hosted, provided and/or used by third parties or their vendors. The various uses of these IT/OT systems, networks and services include, but are not limited to, ordering and managing materials from suppliers; converting materials to finished products; shipping, marketing and selling products; collecting, transferring, storing and/or processing customer, consumer, employee, vendor, investor and other stakeholder information and personal data; summarizing and reporting results of operations, including financial reporting; managing our banking and other cash liquidity systems and platforms; hosting, processing and sharing, as appropriate, confidential and proprietary research, business plans and financial information; collaborating via an online and efficient means of global business communications; complying with regulatory, legal and tax requirements; providing data security; and handling other processes necessary to manage our business.
Numerous and evolving information security threats, including advanced persistent cybersecurity threats, pose a risk to the security of our services, systems, networks and supply chain, as well as the confidentiality, availability and integrity of our data and of our critical business operations. In addition, because the techniques, tools and tactics used in cyber-attacks frequently change, continue to advance in sophistication and may be difficult to detect for periods of time, we and our third-party providers may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack, including acquired and divested businesses.
Our IT/OT databases and systems and our third-party providers’ databases and systems have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyber-attacks. Such attacks may originate from outside parties, hackers, criminal organizations or other threat actors, including nation states. In addition, operational errors and insider actors - malicious or otherwise - could cause technical disruptions and/or data incidents. We cannot guarantee that our security efforts or the security efforts of our third-party providers will prevent material breaches, operational outages or other breakdowns to our or our third-party providers’ IT/OT databases or systems.
A breach of our data security systems or failure of our IT/OT databases and systems and those of our third-parties may have a material adverse impact on our business operations and financial results. If the IT/OT systems, networks or service providers we rely upon fail to function properly or cause operational outages or aberrations, or if we or one of our third-party providers suffer significant unavailability of key operations, or inadvertent disclosure of, lack of integrity of, or loss of our sensitive

The Procter & Gamble Company 7
business or stakeholder information, including personal information, due to any number of causes, including catastrophic events, natural disasters, power outages, computer and telecommunications failures, improper data handling, viruses, phishing attempts, cyber-attacks, malware and ransomware attacks, security incidents, misuse or malicious use of artificial intelligence or employee error or malfeasance, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and be exposed to reputational, competitive, operational, financial and business harm as well as litigation and regulatory action. If our critical IT systems or back-up systems or those of our third-party vendors are damaged or cease to function properly, we may have to make a significant investment to repair or replace them.
In addition, if a ransomware attack, other cybersecurity incident or operational disruption occurs, either internally or at our third-party providers, we could be prevented from accessing our data or systems, which may cause interruptions or delays in our business operations, cause us to incur remediation costs, subject us to demands to pay a ransom or damage our reputation. In addition, such events could result in unauthorized disclosure or loss of confidential information or stakeholder information, including personal data from customers, consumers, employees, vendors, investors and other stakeholders, and we may suffer financial and reputational damage as a result. Additionally, we could be exposed to potential liability, litigation, governmental inquiries, reporting requirements, investigations or regulatory enforcement actions; and we could be subject to payment of fines or other penalties, legal claims by our suppliers, customers or employees and significant remediation costs.
Periodically, we and/or our suppliers also upgrade IT/OT systems or adopt new technologies, including those enabled by machine learning or artificial intelligence. If such a new system or technology does not function properly, provides flawed or inaccurate outputs or exposes us to increased cybersecurity incidents and failures, it could affect our ability to order materials, make and ship orders and process payments in addition to other operational and information integrity and loss issues. The costs and operational consequences of responding to the above items and implementing remediation measures could be significant and could adversely impact our results of operations and cash flows and generate negative publicity affecting Company reputation and relationships among consumers, customers and other business partners.
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
Our business may be negatively impacted by the fear of exposure to or actual effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern. These impacts may include, but are not limited to:
•Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions or financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products or stockpiling or similar pantry-loading activity. If prolonged, such impacts can further increase the difficulty of business or operations planning and may adversely impact our results of operations and cash flows; or
•Significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including quarantines, import/export restrictions, tariffs, price controls, or governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions or otherwise prevent our third-party partners, suppliers or customers from sufficiently staffing operations.
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
We are a consumer products company that relies on continued global demand for our brands and products. Achieving our business results depends, in part, on successfully developing, introducing and marketing new products and on making significant improvements to our equipment and manufacturing processes. The success of such innovation depends on our ability to correctly anticipate customer and consumer acceptance and trends, to obtain, maintain and enforce necessary intellectual property protections and to avoid infringing upon the intellectual property rights of others and to continue to deliver efficient and effective marketing across evolving media and mobile platforms with dynamic and increasingly more restrictive privacy requirements. We must also successfully respond to technological advances made by, and intellectual property rights granted to, competitors, customers and vendors. Failure to continually innovate, improve and respond to competitive moves, changing consumer habits and platform evolution, including the timely, responsible and effective adoption of emerging technologies such as artificial intelligence, could compromise our competitive position and adversely impact our financial condition, results of operations or cash flows.

8 The Procter & Gamble Company
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
Our financial projections assume certain new and ongoing productivity improvements and cost savings, including staffing adjustments and employee departures. Failure to deliver these planned productivity improvements and cost savings, while continuing to invest in business growth, could adversely impact our results of operations and cash flows. Additionally, successfully executing organizational change, management transitions at leadership levels of the Company and motivation and retention of key employees is critical to our business success. Factors that may affect our ability to attract and retain sufficient numbers of qualified employees include: employee morale; our reputation; the impacts of political, social and geopolitical polarization; competition from other employers and availability of qualified individuals. Our success depends on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing and retaining organizational capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense as well as continuing the development and execution of robust leadership succession plans.
LEGAL & REGULATORY RISKS
We must successfully manage compliance with current and expanding laws and regulations, as well as manage new and pending legal and regulatory matters in the U.S. and abroad.
Our business is subject to a wide variety of laws, regulations, policies and related interpretations across the countries in which we do business, including those laws and regulations involving intellectual property, product liability, product composition or formulation, manufacturing processes, packaging content or corporate responsibility for packaging and product disposal, marketing, antitrust and competition, privacy, cybersecurity, data protection and data transfers, artificial intelligence, environmental (including increasing focus on the climate, nature, water and waste impacts of consumer packaged goods companies' operations and products), employment, healthcare, anti-bribery and anti-corruption (including interactions with health care professionals and government officials as well as corresponding internal controls and record-keeping requirements), trade (including tariffs, sanctions and export controls), tax, accounting and financial reporting or other matters. In addition, governmental and societal attention to environmental, social and governance (ESG) matters, including changing and differing mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, waste production, water usage, nature impacts, human capital, respect for human rights, labor and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report. These and other rapidly changing laws, regulations, policies and related interpretations as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for the Company, may alter the environment in which we do business, may increase the ongoing costs and complexities of compliance including by requiring investments in technology or other compliance systems and may ultimately result in the need to cease manufacturing, sales or other business activities in certain jurisdictions, which could adversely impact our results of operations and cash flows. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results. Additionally, we are currently, and in the future may be, subject to a number of inquiries, investigations, claims, proceedings and requests for information from governmental agencies or private parties, the adverse outcomes of which could harm our business. Failure to successfully manage these new or pending regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may materially adversely impact our financial condition, results of operations and cash flows. Furthermore, if new or pending legal or regulatory matters result in fines or costs in excess of the amounts accrued to date, that may also materially impact our results of operations and financial position.
Changes in applicable tax laws and regulations and resolutions of tax disputes could negatively affect our financial results.
The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. Changes in the various tax laws can and do occur. For example, in July 2025, the U.S. government enacted the One Big Beautiful Bill Act (the 2025 U.S. Tax Act). The 2025 U.S. Tax Act extended or made permanent many of the corporate tax changes arising under the Tax Cuts and Jobs Act passed in 2017 (the 2017 U.S. Tax Act). We do not anticipate the 2025 U.S. Tax Act to have a material impact to our financial condition, results of operations, cash flows or effective tax rate.

The Procter & Gamble Company 9
In December 2021, the Organisation for Economic Co-operation and Development (OECD) issued “Pillar Two” model rules which established a global minimum corporate tax rate of 15% for large multinational corporations. Many countries have implemented or are in the process of implementing Pillar Two legislation into their respective domestic laws. Based on current legislation, available guidance and the June 28, 2025 G7 Pillar Two Statement committing to a side-by-side solution for U.S. parented groups, we do not anticipate the Pillar Two global minimum tax to have a material impact to our financial condition, results of operations, cash flows or effective tax rate. The Company continues to assess the overall impact of potential changes as developments occur, consistent with our practice to monitor all changes in tax laws. As the Pillar Two global minimum tax and other tax laws and related regulations are revised, enacted and implemented, a material impact to our financial condition, results of operations, cash flows or effective tax rate may occur.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
The Company employs multiple tools and processes for assessing, identifying and managing material risks from cybersecurity threats. A multi-functional enterprise security team reviews and assesses top cybersecurity risks. This assessment is shared with members of senior management, including the Chief Information Officer (CIO) and Chief Information Security Officer (CISO), and helps guide the Company's cybersecurity operational priorities and strategy. In addition, cybersecurity risks are integrated into the Company’s broader Enterprise Risk Management program. When cybersecurity risks are identified through the Enterprise Risk Management program or otherwise, they are reported to relevant business and governance leaders within the Company for appropriate action.
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
Governance
The Company’s Board of Directors oversees cybersecurity risks consistent with its general risk oversight responsibility. The Audit Committee of the Board has specific responsibility for reviewing the status of the security of the Company’s electronic data processing information systems and the general security, including cybersecurity, of the Company’s people, assets and information systems. In support of this general oversight, the full Board reviews, at least annually, the most significant enterprise risks facing the Company, including cybersecurity risks, as identified in the Company’s Enterprise Risk Management program. This review, which includes key members of senior management, covers key risks from information security that have been identified and corresponding action plans. The Audit Committee also receives regular updates from the Company’s CIO and CISO about the Company’s information security and systems security programs and plans, including emerging trends and progress on overall enterprise cybersecurity programs and priorities. These updates occur at least three times a year, with interim updates as needed.
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

10 The Procter & Gamble Company
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
Item 2. Properties.
In the U.S., we own and operate 24 manufacturing sites located in 18 different states. In addition, we own and operate 75 manufacturing sites in 32 other countries. Many of the domestic and international sites manufacture products for multiple businesses. Beauty products are manufactured at 21 of these locations; Grooming products at 17; Health Care products at 20; Fabric & Home Care products at 34; and Baby, Feminine & Family Care products at 36. We own our Corporate headquarters in Cincinnati, Ohio. We own or lease our principal regional general offices in Switzerland, Panama, Singapore, China and the United Arab Emirates. We own or lease our principal regional shared service centers in Costa Rica, the United Kingdom and the Philippines. Management believes that the Company's sites are adequate to support the business and that the properties and equipment have been well maintained.
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
On November 22, 2023, Procter & Gamble UK (“P&G UK”), a United Kingdom based wholly owned subsidiary of the Company, received notification from the U.K. Environment Agency of its intent to assess an unspecified civil penalty for P&G UK’s prior inadvertent failure to secure a required permit for its London-based manufacturing site under the European Union’s and United Kingdom’s Emission Trading Systems. Among other requirements, these Emissions Trading Systems require registration of the site and accounting of and payment for certain past greenhouse gas emissions. The site has been properly registered since March 2021, and P&G UK proactively notified the U.K. Environment Agency after learning of the prior issue. In July 2025, the U.K. Environmental Agency notified P&G UK of its intent to impose a civil penalty of less than $2 million. The matter is not yet resolved.
There are no other relevant matters to disclose under this Item for this period. See Note 13 to our Consolidated Financial Statements for information on certain legal proceedings for which there are contingencies.
This item should be read in conjunction with the Company's Risk Factors in Part I, Item 1A for additional information.
Item 4. Mine Safety Disclosure.
Not applicable.

The Procter & Gamble Company 11
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages and positions held by the Executive Officers of the Company on August 4, 2025, are:

Name	Position	Age	First Elected to Officer Position

Jon R. Moeller	Chairman of the Board, President and Chief Executive Officer	61	2009 (1)

Shailesh Jejurikar	Chief Operating Officer	58	2018 (2)

Andre Schulten	Chief Financial Officer	54	2021 (3)

Gary A. Coombe	Chief Executive Officer - Grooming	61	2014 (( )

Jennifer L. Davis	Chief Executive Officer - Health Care	54	2022 (4)

Ma. Fatima D. Francisco	Chief Executive Officer - Baby, Feminine and Family Care	57	2018 (5)

R. Alexandra Keith	Chief Executive Officer - Beauty and Executive Sponsor for Corporate Sustainability	57	2017 (6)

Sundar Raman	Chief Executive Officer - Fabric and Home Care	50	2021 (7)

Victor Aguilar	Chief Research, Development and Innovation Officer	58	2020 (8)

Marc S. Pritchard	Chief Brand Officer	65	2008 (( )

Balaji Purushothaman	Chief Human Resources Officer	56	2023 (9)

Susan Street Whaley	Chief Legal Officer and Secretary	51	2022 (10)
All the Executive Officers named above have been employed by the Company for more than the past five years.
(1)Mr. Moeller previously served as President and Chief Executive Officer (2021 - 2022), Vice Chairman, Chief Operating Officer and Chief Financial Officer (2019 - 2021), Vice Chairman and Chief Financial Officer (2017 - 2019) and as Chief Financial Officer (2009 - 2017).
(2)Mr. Jejurikar previously served as Chief Executive Officer - Fabric and Home Care (2019 - 2021).
(3)Mr. Schulten previously served as Senior Vice President - Baby Care, North America (2018 - 2021).
(4)Ms. Davis previously served as President - Feminine Care (2019 - 2022).
(5)Ms. Francisco previously served as Chief Executive Officer - Baby and Feminine Care (2019 - 2021).
(6)Ms. Keith previously served as Chief Executive Officer - Beauty (2017 - 2022).
(7)Mr. Raman previously served as President - Home Care and P&G Professional (2020 - 2021) and President - Fabric Care, North America and P&G Professional (2019 - 2020).
(8)Mr. Aguilar previously served as Senior Vice President - Research & Development, Corporate Function Research & Development (2020).
(9)Mr. Purushothaman previously served as Senior Vice President - Human Resources, Global Total Rewards, Employee and Labor Relations and Corporate Services (2020 - 2022) and as Senior Vice President - Human Resources, Beauty, Grooming and Family Care (2015 - 2020).
(10)Ms. Whaley previously served as Senior Vice President and General Counsel - North America, Practice Groups and Sector Business Units (2019 - 2022).

12 The Procter & Gamble Company
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Our Share Repurchase Program
4/1/2025 - 4/30/2025	—	—	—	(3)
5/1/2025 - 5/31/2025	4,317,165	$162.14	4,317,165	(3)
6/1/2025 - 6/30/2025	—	—	—	(3)
Total	4,317,165	$162.14	4,317,165	(3)
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
(3)In accordance with the repurchase program announced on July 30, 2024, the Company reaffirmed in its earnings release on April 24, 2025, that it expected to reduce outstanding shares through direct share repurchases at a value of $6 to $7 billion in fiscal year 2025, notwithstanding any purchases under the Company's compensation and benefit plans. The share repurchases were authorized pursuant to a resolution issued by the Company's Board of Directors and were financed through a combination of operating cash flows and issuance of debt. The total value of the shares purchased under the share repurchase plan was $6.5 billion. The share repurchase plan ended on June 30, 2025.
Additional information required by this item can be found in Part III, Item 12 of this Form 10-K.
SHAREHOLDER RETURN PERFORMANCE GRAPHS
Market and Dividend Information
P&G has been paying a dividend for 135 consecutive years since its incorporation in 1890 and has increased its dividend for 69 consecutive years since 1956. Over the past ten years, the dividend has increased at an annual compound average rate of 5%. Nevertheless, as in the past, further dividends will be considered after reviewing dividend yields, profitability and cash flow expectations and financing needs and will be declared at the discretion of the Company's Board of Directors.

(in dollars; split-adjusted)	1956	1965	1975	1985	1995	2005	2015	2025
Dividends per share	$0.01	$0.03	$0.06	$0.16	$0.35	$1.03	$2.59	$4.08

The Procter & Gamble Company 13
Common Stock Information
P&G trades on the New York Stock Exchange under the stock symbol PG. As of June 30, 2025, there were approximately 6 million common stock shareowners, including shareowners of record, participants in P&G stock ownership plans and beneficial owners with accounts at banks and brokerage firms.
Shareholder Return
The following graph compares the cumulative total return of P&G’s common stock for the five-year period ended June 30, 2025, against the cumulative total return of the S&P 500 Stock Index (broad market comparison) and the S&P 500 Consumer Staples Index (line of business comparison). The graph and table assume $100 was invested on June 30, 2020, and that all dividends were reinvested.

Comparison of Five-Year Cumulative
Total Shareholder Return
$220
$200
$180
$160
$140
$120
$100
2020
2021
2022
2023
2024
2025
P&G
S&P 500 Index
S&P 500 Consumer Staples Index

	Cumulative Value of $100 Investment, through June 30
Company Name/Index	2020	2021	2022	2023	2024	2025
P&G	$100	$116	$126	$137	$152	$151
S&P 500	100	141	126	151	187	216
S&P 500 Consumer Staples	100	123	131	140	152	170
Item 6. Intentionally Omitted.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, in the following sections: “Management's Discussion and Analysis,” “Risk Factors” and "Notes 4, 8 and 13 to the Consolidated Financial Statements." These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, except to the extent required by law.

14 The Procter & Gamble Company
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, changes in global interest rates and rate differentials, currency exchange or pricing controls and tariffs; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to effect the expected share repurchases and dividend payments; (3) the ability to successfully manage uncertainties related to changing political and geopolitical conditions and potential implications such as exchange rate fluctuations, market contraction, boycotts, variability and unpredictability in trade relations, sanctions, tariffs or other trade controls; (4) the ability to manage disruptions in credit markets or to our banking partners or changes to our credit rating; (5) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to various factors, including ones outside of our control, such as natural disasters, acts of war or terrorism or disease outbreaks; (6) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials and costs of labor, transportation, energy, pensions and healthcare; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy, packaging content, supply chain practices, social or environmental practices or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third-party relationships, such as our suppliers, contract manufacturers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third-party information and operational technology systems, networks and services and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage the demand, supply and operational challenges, as well as governmental responses or mandates, associated with a disease outbreak, including epidemics, pandemics or similar widespread public health concerns; (13) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits, evolving digital marketing and selling platform requirements and technological advances attained by, and patents granted to, competitors; (14) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; (15) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited; (16) the ability to successfully manage current and expanding regulatory and legal requirements and matters (including, without limitation, those laws, regulations, policies and related interpretations involving product liability, product and packaging composition, manufacturing processes, intellectual property, labor and employment, antitrust, privacy, cybersecurity, data protection and data transfers, artificial intelligence, tax, the environment, due diligence, risk oversight, accounting and financial reporting) and to resolve new and pending matters within current estimates; (17) the ability to manage changes in applicable tax laws and regulations; and (18) the ability to continue delivering progress towards our environmental sustainability ambitions. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein is included in the section titled "Economic Conditions and Uncertainties" and the section titled "Risk Factors" (Part I, Item 1A) of this Form 10-K.
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
•Summary of 2025 Results
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

The Procter & Gamble Company 15
Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share and consumption information. References to market share and consumption in the MD&A are based on a combination of vendor-purchased traditional brick-and-mortar and online data in key markets as well as internal estimates. All market share references represent the percentage of sales of our products in dollar terms on a constant currency basis relative to all product sales in the category. The Company measures market shares through the most recent period for which market share data is available, which typically reflects a lag time of one or two months as compared to the end of the reporting period. Management also uses unit volume growth to evaluate drivers of changes in net sales. Organic volume growth reflects year-over-year changes in unit volume excluding the impacts of acquisitions and divestitures and certain one-time items, if applicable, and is used to explain changes in organic sales. In our presentation of data in tables or other charts, certain columns and rows may not add due to rounding.
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

16 The Procter & Gamble Company
The following provides additional detail on our reportable segments and the product categories and brand composition within each segment.

Reportable Segments	% of Net Sales (1)	% of Net Earnings (1)	Product Categories (Sub-Categories)	Major Brands
Beauty	18%	16%	Hair Care (Conditioners, Shampoos, Styling Aids, Treatments)	Head & Shoulders, Herbal Essences, Pantene, Rejoice
			Personal Care (2) (Antiperspirants and Deodorants, Personal Cleansing)	Native, Old Spice, Safeguard, Secret
			Skin Care (2) (Facial Moisturizers, Cleaners and Treatments)	Olay, SK-II
Grooming	8%	10%	Grooming (Appliances, Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Grooming)	Braun, Gillette, Venus
Health Care	14%	15%	Oral Care (Toothbrushes, Toothpastes, Other Oral Care)	Crest, Oral-B
			Personal Health Care (Gastrointestinal, Pain Relief, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care)	Metamucil, Neurobion, Pepto-Bismol, Vicks
Fabric & Home Care	36%	35%	Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents)	Ariel, Downy, Gain, Tide
			Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Cascade, Dawn, Fairy, Febreze, Mr. Clean, Swiffer
Baby, Feminine & Family Care	24%	24%	Baby Care (Baby Wipes, Taped Diapers and Pants)	Luvs, Pampers
			Feminine Care (Adult Incontinence, Menstrual Care)	Always, Always Discreet, Tampax
			Family Care (Paper Towels, Tissues, Toilet Paper)	Bounty, Charmin, Puffs
(1)Percent of Net sales and Net earnings for the fiscal year ended June 30, 2025 (excluding results held in Corporate).
(2)Effective July 1, 2024, the Beauty reportable business segment separated Skin and Personal Care into individual operating segments, Skin Care and Personal Care. This transition included separation of the management team, strategic decision-making, innovation plans, financial targets, budgets and management reporting.
Organization Design:
Sector Business Units
Beauty: The beauty categories in which we compete are hair care, personal care and skin care. We are a global market leader in the retail hair care market with about 20% global market share primarily behind our Head & Shoulders and Pantene brands. In personal care, we have the number two market share position with about 20% global market share, primarily behind our Old Spice, Safeguard and Secret brands. In skin care, the Olay brand is one of the top facial skin care brands in the world with about 5% global market share.
Grooming: We are the global market leader in the grooming market, where we hold more than 45% share. Our global blades and razors market share is more than 60%, primarily behind our Gillette and Venus brands. Our appliances, such as electric shavers and intense pulse light devices, are sold primarily under the Braun brand. We hold over 25% of the male electric shavers market.
Health Care: We compete in oral care and personal health care. In oral care, we are a leader with a nearly 30% global market share behind our Crest and Oral-B brands. In personal health care, we are a global market leader among the categories in which we compete, including respiratory treatments, digestive wellness, sleep aids, vitamins and analgesics behind our Vicks, Metamucil, Pepto-Bismol and Neurobion brands.
Fabric & Home Care: This segment is comprised of a variety of fabric care products, including laundry detergents, additives and fabric enhancers; and home care products, including dishwashing liquids and detergents, surface cleaners and air fresheners. In fabric care, we generally have the number one or number two market share position and are the global market leader with over 35% market share in the markets in which we compete, primarily behind our Tide, Ariel and Downy brands. Our global home care market share is more than 30% across the categories in which we compete, primarily behind our Cascade, Dawn, Febreze and Swiffer brands.
Baby, Feminine & Family Care: In baby care, we are a global market leader and compete mainly in taped diapers, pants and baby wipes, with more than 30% global market share. We generally have the number one or number two market share position in the markets in which we compete, primarily behind our Pampers brand. We are the global market leader in the feminine care category with over 30% global market share. We compete in the menstrual care sub-category primarily behind our Always and

The Procter & Gamble Company 17
Tampax brands with over 35% global market share. We also compete in the adult incontinence sub-category behind Always Discreet, with over 15% market share in the markets in which we compete. Our family care business is predominantly a North American business comprised primarily of the Bounty paper towel and Charmin toilet paper brands. North America market shares are over 40% for Bounty and over 25% for Charmin.
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
Ongoing productivity improvement is strategic and crucial to delivering our balanced top- and bottom-line growth, cash generation and value creation objectives. Productivity improvement enables investments to strengthen the superiority of our brands via product and packaging innovation, more efficient and effective supply chains, equity and awareness-building brand advertising and other programs and expansion of sales coverage and research and development programs. Productivity improvements also enable us to mitigate and manage through periods of challenging cost environments (including periods of increasing commodity, inflation and negative foreign exchange impacts). Our objective is to drive productivity improvements across all elements of the statement of earnings and balance sheet, including cost of goods sold, marketing and promotional spending, overhead costs and capital spending.
We act with agility and are constructively disrupting our highly competitive industry and the way we do business, including how we innovate, communicate and leverage new technologies, to create more value.
We are improving operational effectiveness and organizational culture through enhanced clarity of roles and responsibilities, accountability and incentive compensation programs.
Additionally, to further strengthen our integrated strategy, we have declared four focus areas. These are 1) leveraging environmental sustainability as an additional driver of superior performing products and packaging innovations, 2) increasing digital acumen to drive consumer and customer preference, reduce cost and enable rapid and efficient decision making, 3) developing next-level supply chain capabilities to enable flexibility, agility, resilience and a new level of productivity and 4) delivering a superior employee value equation for all employees inclusive of all genders, races, ethnicities, sexual orientations, ages and abilities to ensure we continue to attract, retain and develop the best talent to better serve our increasingly diverse consumer base.
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

18 The Procter & Gamble Company
•Core EPS growth of mid-to-high single digits; and
•Adjusted free cash flow productivity of 90% or greater.
While periods of significant macroeconomic pressures may cause short-term results to deviate from the long-term growth algorithm, we intend to maintain a disciplined approach to investing in our business.
RECENT DEVELOPMENTS
Limited Market Portfolio Restructuring
In the fiscal year ended June 30, 2024, the Company started a limited market portfolio restructuring of its business operations, primarily in certain Enterprise Markets, including Argentina and Nigeria, to address challenging macroeconomic and fiscal conditions. During the period ended September 30, 2024, the Company completed this limited market portfolio restructuring with the substantial liquidation of its operations in Argentina and recorded incremental restructuring charges of $801 million after tax, comprised primarily of non-cash charges for accumulated foreign currency translation losses previously included in Accumulated other comprehensive income/(loss). The total incremental restructuring charges incurred under the program beginning in the three-month period ended December 31, 2023, through the three-month period ended September 30, 2024, were $1.2 billion after tax. Consistent with our historical policies for ongoing restructuring-type activities, resulting charges were funded by and included within Corporate for segment reporting. Restructuring charges above the normal ongoing level of restructuring costs were reported as non-core charges. For more details on the restructuring program, refer to Note 3 to the Consolidated Financial Statements.
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
Focused Portfolio, Supply Chain and Productivity Plan
In June 2025, the Company announced a portfolio and productivity plan to streamline its portfolio and organization to improve its cost structure and competitiveness. The Company expects to incur approximately $1.5 to $2.0 billion in before-tax restructuring costs over a two-year period, including costs incurred as part of this plan and the ongoing plan. The Company expects to incur half of the costs under this plan by the end of fiscal 2026, with the remainder incurred in fiscal 2027.
The restructuring activities will be executed across the Sector Business Units as well as the Enterprise Markets, Corporate Functions and Global Business Services. These restructuring activities include a plan for a reduction of up to 7,000 non-manufacturing overhead personnel by the end of fiscal 2027.
Glad Joint Venture Agreement
The Company and The Clorox Company (Clorox) have jointly decided not to renew the Glad joint venture agreement. Under the terms of the agreement, Clorox will purchase the Company’s minority interest in the venture at fair market value as of the agreement termination in January 2026. Subject to market conditions and the parties' negotiations with respect to fair market value, the Company expects to receive cash proceeds of approximately $500 million and record an after-tax gain in the range of $250 to $300 million in the third quarter of the fiscal year ended June 30, 2026.
SUMMARY OF 2025 RESULTS

Amounts in millions, except per share amounts	2025	2024	Change vs. Prior Year
Net sales	$84,284	$84,039	—%
Operating income	20,451	18,545	10%
Net earnings	16,065	14,974	7%
Net earnings attributable to Procter & Gamble	15,974	14,879	7%
Diluted net earnings per common share	6.51	6.02	8%
Core earnings per share	6.83	6.59	4%
Cash flow from operating activities	17,817	19,846	(10)%
•Net sales increased $245 million to $84.3 billion versus the prior year. Net sales increased low single digits in Health Care and was unchanged in Grooming, Fabric & Home Care and Baby, Feminine & Family Care. Net Sales declined low single digits in Beauty. Organic sales, which exclude the impact of acquisitions and divestitures and foreign exchange, increased 2%. Organic sales increased low single digits in all Sector Business Units.

The Procter & Gamble Company 19
•Operating income increased $1.9 billion, or 10%, to $20.5 billion due to a reduction in selling, general and administrative costs (SG&A) in the current year and the non-cash impairment charge of $1.3 billion ($1.0 billion after tax) on the Gillette intangible asset in the prior year.
•Net earnings increased $1.1 billion, or 7%, to $16.1 billion due to the increase in operating income, partially offset by higher restructuring charges in the current year, which includes $801 million after tax related to the substantial liquidation of operations in Argentina.
•Net earnings attributable to Procter & Gamble increased $1.1 billion, or 7%, to $16.0 billion.
•Diluted EPS increased 8% to $6.51 due to the increase in net earnings. Core EPS, which excludes incremental restructuring charges and the prior year Gillette intangible asset charge, increased 4% to $6.83.
•Cash flow from operating activities was $17.8 billion.
◦    Adjusted free cash flow, which is defined as operating cash flow less capital expenditures and excluding payments for the transitional tax resulting from the 2017 U.S. Tax Act, was $14.6 billion.
◦    Adjusted free cash flow productivity, which is defined as adjusted free cash flow as a percentage of net earnings excluding the non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina, was 87%.
ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in numerous countries worldwide, with more than half our sales generated outside the United States. Our largest international markets are Greater China, the United Kingdom, Canada, Japan and Germany and collectively comprised approximately 21% of our net sales in fiscal 2025. As a result, we are exposed to global macroeconomic factors, geopolitical tensions and government policies. We are exposed to various risks due to economic, political and social instabilities, market volatility, natural disasters, debt and credit issues, currency controls, new or increased tariffs, foreign exchange and interest rate changes. These risks can negatively impact our net sales, net earnings and cash flows. For example, we are exposed to risks due to the ongoing war between Russia and Ukraine. Our Russia business accounted for 1% of consolidated net sales, net earnings and net assets as of June 30, 2025.
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
For additional information on risk factors that could impact our business results, please refer to Risk Factors in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2025.
RESULTS OF OPERATIONS
The key metrics included in the discussion of our consolidated results of operations include net sales, gross margin, SG&A, operating margin, other non-operating items, income taxes and net earnings. The primary factors driving year-over-year changes in net sales include overall market growth in the categories in which we compete, product initiatives, competitive activities (the level of initiatives, pricing and other activities by competitors), marketing spending, retail executions (both in-

20 The Procter & Gamble Company
store and online) and acquisition and divestiture activity, all of which drive changes in our underlying unit volume, as well as our pricing actions (which can also impact volume), changes in product and geographic mix and foreign exchange impacts on sales outside the U.S.
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
For a detailed discussion of the fiscal 2024 year-over-year changes, please refer to the MD&A in Part II, Item 7 of the Company's Form 10-K for the fiscal year ended June 30, 2024.
Net Sales
Net sales increased $245 million to $84.3 billion in fiscal 2025 as an increase in net sales driven by pricing of 1% was mostly offset by unfavorable foreign exchange of 1%. Volume and mix were unchanged versus the prior year.
Net sales increased low single digits in Health Care and was unchanged in Grooming, Fabric & Home Care and Baby, Feminine & Family Care. Net sales decreased low single digits in Beauty. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 2%. Organic sales increased low single digits in all Sector Business Units.

Operating Costs

Comparisons as a percentage of net sales; fiscal years ended June 30	2025	2024	Basis Point Change
Gross margin	51.2%	51.4%	(20) bps
Selling, general and administrative expense	26.9%	27.7%	(80) bps
Operating margin	24.3%	22.1%	220 bps
Earnings before income taxes	23.9%	22.3%	160 bps
Net earnings	19.1%	17.8%	130 bps
Net earnings attributable to Procter & Gamble	19.0%	17.7%	130 bps
Gross margin decreased 20 basis points to 51.2% of net sales. The decrease in gross margin was due to:
•110 basis points of decline from unfavorable product mix,
•50 basis points of product and packaging investments,
•30 basis points of higher commodity costs,
•20 basis points of unfavorable foreign exchange impacts,
•10 basis points of higher transportation costs and other costs and
•10 basis points of higher costs from tariffs.
These decreases were partially offset by:
•180 basis points of manufacturing productivity savings and
•30 basis points of increase due to higher pricing.
Total SG&A decreased 3% to $22.7 billion and SG&A as a percentage of net sales decreased 80 basis points to 26.9% due to decreased marketing spending and higher foreign exchange transactional charges in the prior year period.
•Marketing spending as a percentage of net sales decreased 50 basis points due to a decrease in marketing spending and productivity savings.
•Overhead costs as a percentage of net sales decreased 10 basis points as wage inflation headwinds were more than offset by productivity savings, which includes adjustments to variable compensation payouts.
•Other operating expenses as a percentage of net sales decreased 30 basis points driven by favorable foreign exchange impacts.
Productivity-driven cost savings delivered 140 basis points of benefit to SG&A as a percentage of net sales.

The Procter & Gamble Company 21
Operating income increased $1.9 billion, or 10%, to $20.5 billion and operating margin increased 220 basis points to 24.3% due primarily to the decrease in SG&A and the non-cash impairment charge of $1.3 billion ($1.0 billion after tax) on the Gillette intangible asset in the prior year. For further discussion of the Gillette impairment charge, refer to Note 4 to the Consolidated Financial Statements.
Non-Operating Items
•Interest expense was $907 million, a decrease of $18 million versus the prior year.
•Interest income was $469 million, a decrease of $4 million versus the prior year.
•Other non-operating income, net decreased $514 million to $154 million primarily driven by the higher non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina in the current year compared to the same charge due to the substantial liquidation of operations in Nigeria in the prior year.
Income Taxes
The effective income tax rate for fiscal year ended June 30, 2025, was 20.3%, compared to 20.2% for the fiscal year ended June 30, 2024. The increase in the effective tax rate was primarily driven by the charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina, partially offset by favorable geographic mix impacts.
Net Earnings
Earnings before income taxes increased $1.4 billion, or 7%, to $20.2 billion as the increase in operating income, the components of which are discussed above, were partially offset by the non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina. Net earnings increased $1.1 billion, or 7%, to $16.1 billion due to the increase in earnings before income taxes, partially offset by the effective income tax rate increase discussed above.
Foreign exchange impacts reduced net earnings by approximately $45 million due to a weakening of certain currencies against the U.S. dollar. This impact includes both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars.
Net earnings attributable to Procter & Gamble increased $1.1 billion, or 7%, to $16.0 billion.
Diluted EPS increased $0.49, or 8%, to $6.51 due primarily to the increase in net earnings.
SEGMENT RESULTS
Segment results reflect information on the same basis we use for internal management reporting and performance evaluation. The results of these reportable segments do not include certain non-business unit specific costs which are reported in Corporate and are included as part of the Corporate discussion. Additionally, we apply blended statutory tax rates in the segments. Eliminations to adjust segment results to arrive at our consolidated effective tax rate are included in Corporate. See Note 2 to the Consolidated Financial Statements for additional information on items included in Corporate.

	Net Sales Change Drivers 2025 vs. 2024 (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	(1)%	1%	(1)%	2%	(2)%	—%	(2)%
Grooming	2%	2%	(2)%	2%	(1)%	(1)%	—%
Health Care	(1)%	(1)%	(1)%	1%	3%	—%	2%
Fabric & Home Care	—%	1%	(1)%	—%	1%	—%	—%
Baby, Feminine & Family Care	—%	—%	(1)%	—%	1%	—%	—%
TOTAL COMPANY	—%	1%	(1)%	1%	—%	—%	—%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
BEAUTY

($ millions)	2025	2024	Change vs. 2024
Volume	N/A	N/A	(1)%
Net sales	$14,964	$15,220	(2)%
Net earnings	$2,715	$2,963	(8)%
% of net sales	18.1%	19.5%	(140) bps

22 The Procter & Gamble Company
Beauty net sales decreased 2% to $15.0 billion as the negative impact of unfavorable mix of 2% (due primarily to the decline of the super-premium SK-II brand, which has higher than segment-average selling prices), unfavorable foreign exchange of 1% and a unit volume decrease of 1% was partially offset by the positive impact of higher pricing of 2%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 1%. Global market share of the Beauty segment decreased 0.3 points.
•Hair Care net sales decreased low single digits. Positive impacts of favorable product mix and higher pricing (driven by Latin America, Europe and North America) were partially offset by negative impacts of divestitures, unfavorable foreign exchange and a unit volume decline. The unit volume decline was driven by a decline in Greater China (due to market contraction and the impact of divestitures), partially offset by increases in Latin America and Europe (both due to market growth). Organic sales increased low single digits due to double-digit growth in Latin America, mid-single-digit growth in Europe and low single-digit growth in North America, partially offset by a high single-digit decline in Greater China. Global market share of the hair care category decreased 0.9 points.
•Personal Care net sales increased high single digits due to a unit volume increase and the positive impacts of higher pricing (driven by North America), partially offset by negative impacts of unfavorable foreign exchange. The unit volume increase was driven by growth in North America (due to innovation), Europe (due to distribution expansion and innovation) and Latin America (due to market growth), partially offset by a decline in Greater China (due to market contraction). Organic sales increased high single digits due to a more than 20% increase in Europe, a high-teens increase in Latin America and a high single-digit increase in North America, partially offset by a mid-single-digit decrease in Greater China. Global market share of the personal care category increased 0.5 points.
•Skin Care net sales decreased high single digits. A unit volume decrease and negative impacts of unfavorable product mix were partially offset by the positive impacts of higher pricing (driven by Greater China and Asia Pacific). The unit volume decrease was driven by a decline in North America (due to distribution losses). Organic sales also decreased high single digits due to mid-teens declines in North America and Asia Pacific and a low single-digit decline in Greater China. Global market share of the skin care category decreased 0.7 points.
Net earnings decreased 8% to $2.7 billion due to the decrease in net sales and a 140 basis-point decline in net earnings margin. Net earnings margin decreased due to a decrease in gross margin and an increase in SG&A as a percentage of net sales, partially offset by a lower effective tax rate. The gross margin decline of 130 basis points was driven by unfavorable product mix (due to the decline of the super-premium SK-II brand) and higher commodities, partially offset by increased productivity savings. SG&A as a percentage of net sales increased due to an increase in overhead spending and a reduction in net sales. The lower effective tax rate was driven by favorable geographic mix.
GROOMING

($ millions)	2025	2024	Change vs. 2024
Volume	N/A	N/A	2%
Net sales	$6,662	$6,654	—%
Net earnings	$1,577	$1,477	7%
% of net sales	23.7%	22.2%	150 bps
Grooming net sales were unchanged at $6.7 billion driven by a 2% increase in unit volume and higher pricing of 2% across all regions were offset by the negative impacts of unfavorable foreign exchange of 2%, unfavorable geographic mix of 1% and divestitures of 1%. The unit volume increase was driven by growth in IMEA (due to increased distribution) and Europe (due to market growth), partially offset by a decline in North America (due to retail inventory reduction). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 2% driven by double-digit growth in Asia Pacific and IMEA and low single-digit growth in Europe, partially offset by a low single-digit decline in North America. Global market share of the Grooming segment decreased 0.1 points.
Net earnings increased 7% to $1.6 billion due to a 150 basis-point improvement in net earnings margin. Net earnings margin increased due to an increase in gross margin and a decrease in SG&A as a percentage of net sales. The gross margin increase of 50 basis points was driven by productivity savings, partially offset by unfavorable geographic mix. SG&A as a percentage of net sales decreased due to higher foreign exchange transactional charges in the prior year period.
HEALTH CARE

($ millions)	2025	2024	Change vs. 2024
Volume	N/A	N/A	(1)%
Net sales	$11,998	$11,793	2%
Net earnings	$2,440	$2,258	8%
% of net sales	20.3%	19.1%	120 bps
Health Care net sales increased 2% to $12.0 billion driven by favorable geographic mix of 3% (due to growth in North America and Europe, both of which have higher than segment-average selling prices) and higher pricing of 1%, partially offset by

The Procter & Gamble Company 23
unfavorable foreign exchange of 1% and a 1% decrease in unit volume. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 3%. Global market share of the Health Care segment increased 0.2 points.
•Oral Care net sales increased low single digits due to the positive impacts of favorable product mix (due to growth of premium paste and power brushes, which have higher than category-average selling prices), partially offset by a decrease in unit volume and unfavorable foreign exchange. The unit volume decrease was due to a decline in Greater China (due to market contraction and increased competitive activity) and IMEA (due to share losses), partially offset by growth in North America (due to market growth and innovation). Organic sales increased low single digits due to a high single-digit increase in Europe and a low single-digit increase in North America, partially offset by a mid-teens decline in Greater China. Global market share of the oral care category increased 0.1 points.
•Personal Health Care net sales increased low single digits due to the positive impacts of higher pricing (driven by Latin America and Europe), favorable product mix and a unit volume increase, partially offset by unfavorable foreign exchange. The unit volume increase was due to increases in North America (due to share growth) and Latin America (due to market growth). Organic sales increased mid-single digits due to double-digit growth in Latin America, mid-single-digit growth in Europe and low single-digit growth in North America. Global market share of the personal health care category increased 0.2 points.
Net earnings increased 8% to $2.4 billion due to the increase in net sales and a 120 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin and a decrease in SG&A as a percentage of net sales. The gross margin increase of 60 basis points was driven by productivity savings, partially offset by unfavorable geographic mix. SG&A as a percentage of net sales decreased due to decreased marketing spending, partially offset by an increase in overhead spending.
FABRIC & HOME CARE

($ millions)	2025	2024	Change vs. 2024
Volume	N/A	N/A	—%
Net sales	$29,617	$29,495	—%
Net earnings	$5,848	$5,687	3%
% of net sales	19.7%	19.3%	40 bps
Fabric & Home Care net sales were unchanged at $29.6 billion driven by favorable product mix of 1%, offset by unfavorable foreign exchange of 1%. Unit volume was unchanged. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 2%. Global market share of the Fabric & Home Care segment increased 0.1 points.
•Fabric Care net sales were unchanged as favorable premium product mix impacts was offset by unfavorable foreign exchange. Unit volume was unchanged as growth in Europe and North America (both due to innovation) was offset by declines in Greater China and Asia Pacific (both due to market contraction). Organic sales increased low single digits driven by low single-digit increases in North America and Europe, partially offset by a high single-digit decline in IMEA. Global market share of the fabric care category decreased 0.1 points.
•Home Care net sales increased low single digits. Positive impacts of favorable premium product mix and a unit volume increase were partially offset by negative impacts of unfavorable foreign exchange. The unit volume increase was due to growth in North America (due to innovation) and Europe (due to market growth). Organic sales increased low single digits driven by low single-digit growth in North America and Europe. Global market share of the home care category increased 0.4 points.
Net earnings increased 3% to $5.8 billion due to a 40 basis-point improvement in net earnings margin. Net earnings margin increased due to a decrease in SG&A as a percentage of net sales, partially offset by a decline in gross margin. Gross margin decreased 10 basis points as positive impacts from increased productivity savings were more than offset by negative impacts from unfavorable geographic and product mix and higher commodity costs. SG&A as a percentage of net sales decreased due to a reduction in marketing spending.
BABY, FEMININE & FAMILY CARE

($ millions)	2025	2024	Change vs. 2024
Volume	N/A	N/A	—%
Net sales	$20,248	$20,277	—%
Net earnings	$4,013	$4,020	—%
% of net sales	19.8%	19.8%	0 bps
Baby, Feminine & Family Care net sales were unchanged at $20.2 billion as favorable product mix of 1% was offset by unfavorable foreign exchange of 1%. Unit volume was unchanged. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 1%. Global market share of the Baby, Feminine & Family Care segment decreased 0.2 points.

24 The Procter & Gamble Company
•Baby Care net sales decreased mid-single digits. Negative impacts of a decrease in unit volume, unfavorable foreign exchange and divestitures were partially offset by favorable geographic and product mix (due to a higher proportion of premium-priced diapers). Unit volume decreased across all regions (due to increased competitive activity, market contraction and distribution losses) except unit volume increased in Greater China (due to share gains). Organic sales decreased low single digits driven by declines across all regions except for a double digit increase in Greater China and unchanged organic sales in Latin America. Global market share of the baby care category decreased 0.1 points.
•Feminine Care net sales were unchanged. Positive impacts of favorable geographic mix and higher pricing (driven primarily by North America) were partially offset by negative impacts of a decrease in unit volume and unfavorable foreign exchange. The unit volume decrease was driven primarily by declines in Greater China (due to market contraction and competitive activity) and Latin America (due to share losses). Organic sales increased low single digits driven by a mid-single-digit increase in North America, partially offset by a mid-single-digit decline in Greater China. Market share of the feminine care category decreased 0.2 points.
•Net sales in Family Care, which is predominantly a North American business, increased low single digits driven by a unit volume increase (due to market growth). Organic sales increased mid-single digits. North America's share of the family care category decreased 0.2 points.
Net earnings was unchanged at $4.0 billion. Net earnings margin was unchanged as a decrease in gross margin was offset by a decrease in SG&A as a percentage of net sales. Gross margin decreased 60 basis points primarily due to higher commodity costs and unfavorable category mix, partially offset by productivity savings. SG&A as a percentage of net sales decreased due to a reduction in marketing spending and higher foreign exchange transactional charges in the prior year period.
CORPORATE

($ millions)	2025	2024	Change vs. 2024
Net sales	$794	$601	32%
Net earnings/(loss)	$(527)	$(1,430)	N/A
Corporate includes certain operating and non-operating activities not allocated to specific business segments. These include but are not limited to incidental businesses managed at the corporate level, gains and losses related to certain divested brands or businesses, impacts from various financing and investing activities, certain impacts related to employee benefits, asset impairments and restructuring activities including manufacturing and workforce optimization. Corporate also includes reconciling items to adjust the accounting policies used within the reportable segments to U.S. GAAP. The most notable ongoing reconciling item is income taxes, which adjusts the blended statutory rates that are reflected in the reportable segments to the overall Company effective tax rate.
Corporate net sales increased 32% to $794 million due to an increase in net sales of incidental businesses managed at the corporate level. Corporate net earnings increased $903 million to a loss of $527 million due primarily to the non-cash impairment charge of $1.3 billion ($1.0 billion after tax) on the Gillette intangible asset in the prior year, partially offset by incremental restructuring charges in the current year, comprised primarily of the non-cash charge of $752 million for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina.
Restructuring Program to Deliver Productivity and Cost Savings
The Company has historically had an ongoing restructuring program with annual spending in the range of $250 to $500 million before tax. In fiscal 2024, the Company announced an incremental limited market portfolio restructuring of its business operations, primarily in certain Enterprise Markets, including Argentina and Nigeria, and during the period ended September 30, 2024, the Company completed the limited market portfolio restructuring. The total incremental restructuring charges incurred under the program were $1.2 billion after tax.
In fiscal 2025, the Company incurred before tax restructuring costs of $1.1 billion, which include the non-cash charge of $752 million for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina. Restructuring accruals of $189 million as of June 30, 2025, are classified as current liabilities. Excluding the non-cash charges of foreign currency translation losses for Argentina, approximately 74% of the restructuring charges incurred in fiscal 2025 either have been or will be settled with cash. Consistent with our policies for restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
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

The Procter & Gamble Company 25
complement our portfolio of businesses, brands and geographies. As necessary, we may supplement operating cash flow with debt to fund these activities. The overall cash position of the Company reflects our strong business results and a global cash management strategy that takes into account liquidity management, economic factors and tax considerations.
Cash Flow Analysis

($ millions)	2025	2024
Net cash provided by operating activities	$17,817	$19,846
Net cash used in investing activities	(3,818)	(3,504)
Net cash used in financing activities	(14,036)	(14,855)
Adjusted Free Cash Flow	14,606	16,946
Adjusted Free Cash Flow Productivity	87%	105%
Operating Cash Flow
Operating cash flow was $17.8 billion in 2025, a 10% decrease versus the prior year. Net earnings, adjusted for certain non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and loss on sale of assets) generated approximately $20.3 billion of operating cash flow. Working capital and other impacts consumed $2.5 billion of cash in the period. Accounts receivable decreased slightly resulting in $45 million of cash flow help. Days sales outstanding were flat. Total inventories increased, consuming $324 million of cash, driven primarily by increased safety stock levels and higher commodity costs. These increased input costs and higher inventory levels resulted in a four-day increase in days on hand. Accounts payable decreased, resulting in $542 million use of cash, primarily driven by marketing and overhead activities. Other impacts reduced cash by $1.7 billion primarily driven by postretirement benefit impacts of $806, the payment of the transitional tax related to the 2017 U.S. Tax Act of $562 and a reduction in compensation and marketing accruals.
Adjusted Free Cash Flow. We view adjusted free cash flow as an important non-GAAP measure because it is a factor impacting the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments. It is defined as operating cash flow less capital expenditures and excluding payments for the transitional tax resulting from the 2017 U.S. Tax Act. Adjusted free cash flow is one of the measures used to evaluate senior management and determine their at-risk compensation.
Adjusted free cash flow was $14.6 billion in 2025, a decrease of 14% versus the prior year. The decrease was primarily driven by the decrease in operating cash flows as discussed above. Adjusted free cash flow productivity, defined as the ratio of adjusted free cash flow to net earnings excluding the non-cash charge for accumulated foreign currency translation losses due to the divestiture of operations in Argentina, was 87% in 2025.
Investing Cash Flow
Net investing activities used $3.8 billion of cash in 2025, primarily due to capital expenditures.
Financing Cash Flow
Net financing activities used $14.0 billion of cash in 2025, mainly due to dividends to shareholders and treasury stock purchases, partially offset by the impact of stock options and other and a net debt increase.
Liquidity
At June 30, 2025, our current liabilities exceeded current assets by $10.7 billion, largely due to accounts payable, short-term borrowings and debt due within one year. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. The Company regularly assesses its cash needs and the available sources to fund these needs. As of June 30, 2025, the Company had $8.1 billion of cash and cash equivalents related to foreign subsidiaries, primarily in various European and Asian countries. We did not have material cash and cash equivalents related to any country subject to exchange controls that significantly restrict our ability to access or repatriate the funds. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
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
On June 30, 2025, our short-term credit ratings were P-1 (Moody's) and A-1+ (Standard & Poor's), while our long-term credit ratings were Aa3 (Moody's) and AA- (Standard & Poor's), all with a stable outlook.
We maintain bank credit facilities to support our ongoing commercial paper program. The current facility is an $8.0 billion facility split between a $3.2 billion five-year facility and a $4.8 billion 364-day facility, which expire in October 2029 and October 2025, respectively. Both facilities can be extended for certain periods of time as specified in the terms of the credit agreement. These facilities are currently undrawn and we anticipate that they will remain undrawn. These credit facilities do not have cross-default or ratings triggers, nor do they have material adverse events clauses, except at the time of signing. In addition

26 The Procter & Gamble Company
to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short- or long-term debt securities. For additional details on debt, see Note 10 to the Consolidated Financial Statements.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.
Contractual Commitments
The following table provides information on the amount and payable date of our contractual commitments as of June 30, 2025.

($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
RECORDED LIABILITIES
Total debt	$34,852	$9,553	$6,801	$6,150	$12,348
Leases	1,079	255	386	240	198
2017 U.S. Tax Act transitional charge (1)	688	688	—	—	—
OTHER
Interest payments relating to long-term debt	5,605	878	1,370	936	2,421
Minimum pension funding (2)	617	200	417	—	—
Purchase obligations (3)	2,618	893	950	378	397
TOTAL CONTRACTUAL COMMITMENTS	$45,459	$12,467	$9,924	$7,704	$15,364
(1)Represents the U.S. federal tax liability associated with the repatriation provisions of the 2017 U.S. Tax Act.
(2)Represents future pension payments to comply with local funding requirements. These future pension payments assume the Company continues to meet its future statutory funding requirements. Considering the current economic environment in which the Company operates, the Company believes its cash flows are adequate to meet the future statutory funding requirements. The projected payments beyond fiscal year 2028 are not currently determinable.
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

The Procter & Gamble Company 27
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
The expected return on plan assets assumption impacts our defined benefit expense since many of our defined benefit pension plans and our primary OPRB plan are partially funded. The process for setting the expected rates of return is described in Note 8 to the Consolidated Financial Statements. For 2025, the average return on assets assumptions for pension plan assets and OPRB assets was 6.0% and 8.5%, respectively. A change in the rate of return of 100 basis points for both pension and OPRB assets would impact annual after-tax benefit/expense by approximately $155 million.
Since pension and OPRB liabilities are measured on a discounted basis, the discount rate impacts our plan obligations and expenses. Discount rates used for our U.S. defined benefit pension and OPRB plans are based on a yield curve constructed from a portfolio of high-quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA or better. The average discount rate on the defined benefit pension plans of 4.2% represents a weighted average of local rates in countries where such plans exist. A 100 basis-point change in the discount rate would impact annual after-tax benefit expense by approximately $85 million. The average discount rate on the OPRB plan of 5.9% reflects the higher interest rates generally applicable in the U.S., which is where most of the plan participants receive benefits. A 100 basis-point change in the discount rate would impact annual after-tax OPRB expense by approximately $20 million. See Note 8 to the Consolidated Financial Statements for additional details on our defined benefit pension and OPRB plans.
Goodwill and Intangible Assets
Significant judgment is required to estimate the fair value of our goodwill reporting units and intangible assets. Accordingly, we typically obtain the assistance of third-party valuation specialists for those goodwill reporting units and intangible assets that do not have fair values that significantly exceed their underlying carrying values. Determining the useful life of an intangible asset also requires judgment. Certain brand intangible assets are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands. Other acquired intangible assets (e.g., certain brands, customer relationships, patents and technologies) are expected to have determinable useful lives. Our assessment as to brands that have

28 The Procter & Gamble Company
an indefinite life and those that have a determinable life is based on a number of factors including competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the brands are sold. Determinable-lived intangible assets are amortized to expense over their estimated lives. An impairment assessment for determinable-lived intangibles is only required when an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable.
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
As previously disclosed, we recorded a non-cash impairment charge of $1.3 billion ($1.0 billion after tax) on the Gillette indefinite-lived intangible asset during the fiscal year ended June 30, 2024. The impairment charge arose due to a higher discount rate, weakening of several currencies relative to the U.S. dollar and the impact of a new restructuring program focused primarily in certain Enterprise Markets, including Argentina and Nigeria. Following the impairment charge, the carrying value of the Gillette indefinite-lived intangible asset was equivalent to the estimated fair value as of December 31, 2023.
Based on our impairment testing performed during the three months ended December 31, 2024, the Gillette indefinite-lived intangible asset's fair value exceeds its carrying value by greater than 10%. As of June 30, 2025, the carrying value of the Gillette indefinite-lived intangible asset was $12.8 billion. Adverse changes in the business or in the macroeconomic environment including foreign currency devaluation, increasing global inflation, or market contraction from an economic recession, could reduce the underlying cash flows used to estimate the fair value of the Gillette indefinite-lived intangible asset and trigger a further impairment charge.
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
The discount rate is based on a weighted average cost of capital that is likely to be expected by a market participant, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other country specific factors, such as further devaluation of currencies against the U.S. dollar. Spot rates as of the fair value measurement date are utilized in our fair value estimates for cash flows outside the U.S.
The royalty rate used to determine the estimated fair value for the Gillette indefinite-lived intangible asset is driven by historical and estimated future profitability of the underlying Gillette business. The royalty rate may be impacted by significant adverse changes in long-term operating margins.
We performed a sensitivity analysis for the Gillette indefinite-lived intangible asset as part of our annual impairment testing during the three months ended December 31, 2024, utilizing reasonably possible changes in the assumptions for the discount rate, the short-term and residual growth rates and the royalty rates to demonstrate the potential impacts to the estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis-point increase in the discount rate, a 25 basis-point decrease in our shorter-term and residual growth rates, or a 50 basis-point decrease in our royalty rates.

	Approximate Percent Change in Estimated Fair Value
	+25 bps Discount Rate	-25 bps Growth Rate	-50 bps Royalty Rate
Gillette indefinite-lived intangible asset	(5)%	(5)%	(4)%
See Note 4 to the Consolidated Financial Statements for additional discussion on goodwill and intangible assets.

The Procter & Gamble Company 29
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2025.
OTHER INFORMATION
Hedging and Derivative Financial Instruments
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. We evaluate exposures on a centralized basis to take advantage of natural exposure correlation and netting. We leverage the Company's diversified portfolio of exposures as a natural hedge and prioritize these operational hedging activities over financial market instruments. To the extent we choose to further manage volatility within our financing operations, as discussed below, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. These financial transactions are governed by our policies covering acceptable counterparty exposure, instrument types and other hedging practices. See Note 9 to the Consolidated Financial Statements for a discussion of our accounting policies for derivative instruments.
Derivative positions are monitored using techniques including market valuation, sensitivity analysis and value-at-risk modeling. The tests for interest rate, currency rate and commodity derivative positions discussed below are based on the RiskManager™ value-at-risk model using a one-year horizon and a 95% confidence level. The model incorporates the impact of correlation (the degree to which exposures move together over time) and diversification (from holding multiple currency, commodity and interest rate instruments) and assumes that financial returns are normally distributed. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics™ dataset as of June 30, 2025. In cases where data is unavailable in RiskMetrics™, a reasonable proxy is included.
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
Based on our interest rate exposure as of and during the fiscal year ended June 30, 2025, including derivative and other instruments sensitive to interest rates, we believe a near-term change in interest rates, at a 95% confidence level based on historical interest rate movements, would not materially affect our financial statements.
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
Based on our currency rate exposure on derivative and other instruments as of and during the fiscal year ended June 30, 2025, we believe, at a 95% confidence level based on historical currency rate movements, the impact on such instruments of a near-term change in currency rates would not materially affect our financial statements.
Commodity Price Exposure. We use raw materials that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. We may use futures, options and swap contracts to manage the volatility related to the above exposures. During the fiscal years ended June 30, 2025 and 2024, we did not have any financial commodity hedging activity.
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
The following tables provide a numerical reconciliation of net sales growth to organic sales growth:

Fiscal year ended June 30, 2025	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	(2)%	1%	2%	1%
Grooming	—%	2%	—%	2%
Health Care	2%	1%	—%	3%
Fabric & Home Care	—%	1%	1%	2%
Baby, Feminine & Family Care	—%	1%	—%	1%
TOTAL COMPANY	—%	1%	1%	2%
(1)Acquisition & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.
Adjusted Free Cash Flow. Adjusted free cash flow is defined as operating cash flow less capital spending and excluding payments for the transitional tax resulting from the 2017 U.S. Tax Act. Adjusted free cash flow represents the cash that the Company is able to generate after taking into account planned maintenance and asset expansion. We view adjusted free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments.
The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

	Operating Cash Flow	Capital Spending	2017 U.S. Tax Act Payments	Adjusted Free Cash Flow
2025	$17,817	$(3,773)	$562	$14,606
2024	$19,846	$(3,322)	$422	$16,946
Adjusted Free Cash Flow Productivity. Adjusted free cash flow productivity is defined as the ratio of adjusted free cash flow to net earnings excluding the non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in certain Enterprise Markets, including Nigeria and Argentina, and the Gillette intangible asset impairment charge. We view adjusted free cash flow productivity as a useful measure to help investors understand P&G’s ability to generate cash. Adjusted free cash flow productivity is used by management in making operating decisions, in allocating financial resources and for budget planning purposes. This measure is used in assessing the achievement of management goals for at-risk compensation.
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

	Adjusted Free Cash Flow	Net Earnings	Adjustments to Net Earnings (1)	Net Earnings as Adjusted	Adjusted Free Cash Flow Productivity
2025	$14,606	$16,065	$752	$16,817	87%
2024	$16,946	$14,974	$1,242	$16,216	105%
(1)Adjustments to Net Earnings relate to a non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina in fiscal 2025 and certain Enterprise Markets, including Nigeria, in fiscal 2024, and the after-tax Gillette intangible asset impairment charge in fiscal 2024.
Core EPS. Core EPS is a measure of the Company's diluted EPS excluding items that are not judged by management to be part of the Company's sustainable results or trends. Management views this non-GAAP measure as a useful supplemental measure of Company performance over time. This measure is also used in assessing the achievement of management goals for at-risk compensation. The Core earnings measures included in the following reconciliation tables refer to the equivalent GAAP measures adjusted as applicable for the following items:
•Incremental restructuring: The Company has historically had an ongoing level of restructuring activities of approximately $250 - $500 million before tax. As discussed in Note 3 to the Consolidated Financial Statements, in the fiscal year ended June 30, 2024, the Company started a limited market portfolio restructuring of its business operations, primarily in certain Enterprise Markets, including Argentina and Nigeria, to address challenging macroeconomic and fiscal conditions. During the period ended September 30, 2024, the Company completed this limited market portfolio restructuring with the substantial liquidation of its operations in Argentina. The adjustment to Core earnings includes the restructuring charges that exceed the normal, recurring level of restructuring charges.
•Intangible asset impairment: As discussed in Note 4 to the Consolidated Financial Statements, in the fiscal year ended June 30, 2024, the Company recognized a non-cash, after-tax impairment charge of $1.0 billion ($1.3 billion before

The Procter & Gamble Company 31
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

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Fiscal Year Ended June 30, 2025
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Core (Non-GAAP)
Cost of products sold	$41,164	$20	$41,184
Selling, general and administrative expense	22,669	(25)	22,643
Operating income	20,451	5	20,456
Non-operating income, net	154	789	943
Income taxes	4,102	(7)	4,094
Net earnings attributable to P&G	15,974	801	16,775
			Core EPS
Diluted net earnings per common share (1)	$6.51	$0.33	$6.83
(1)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
Diluted net earnings per common share	8%
Core EPS	4%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Fiscal Year Ended June 30, 2024
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Intangible Impairment	Core (Non-GAAP)
Cost of products sold	$40,848	$(70)	$—	$40,778
Selling, general and administrative expense	23,305	(33)	—	23,273
Operating income	18,545	103	1,341	19,988
Non-operating income, net	668	248	—	916
Income taxes	3,787	(25)	315	4,077
Net earnings attributable to P&G	14,879	376	1,026	16,281
				Core EPS
Diluted net earnings per common share (1)	$6.02	$0.15	$0.42	$6.59
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2025, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of June 30, 2025, based on these criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2025, as stated in their report which is included herein.

/s/ Jon R. Moeller
(Jon R. Moeller)
Chairman of the Board, President and Chief Executive Officer

/s/ Andre Schulten
(Andre Schulten)
Chief Financial Officer

August 4, 2025

The Procter & Gamble Company 33
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Procter & Gamble Company
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2025 and 2024, the related Consolidated Statements of Earnings, Comprehensive Income, Shareholders' Equity, and Cash Flows, for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 4, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s evaluation of the Gillette indefinite-lived intangible asset (the “Gillette Brand”) for impairment involves the comparison of the fair value to its carrying value. The Company estimates fair value using the income method, which is based on the present value of estimated future cash flows attributable to the respective asset. This requires management to make significant estimates and assumptions related to forecasts of future net sales and earnings, including growth rates beyond a 10-year time period, royalty rate and discount rate. Changes in the assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The Company performed their annual impairment assessment of the Gillette Brand as of October 1, 2024. Because the estimated fair value exceeded the carrying value, no impairment was recorded. As of June 30, 2025, the carrying value of the Gillette Brand was $12.8 billion.
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

34 The Procter & Gamble Company
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
August 4, 2025

We have served as the Company’s auditor since 1890.

The Procter & Gamble Company 35
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Procter & Gamble Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025, of the Company and our report dated August 4, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
August 4, 2025

36 The Procter & Gamble Company
Consolidated Statements of Earnings

Amounts in millions except per share amounts; fiscal years ended June 30	2025	2024	2023
NET SALES	$84,284	$84,039	$82,006
Cost of products sold	41,164	40,848	42,760
Selling, general and administrative expense	22,669	23,305	21,112
Indefinite-lived intangible asset impairment charge	—	1,341	—
OPERATING INCOME	20,451	18,545	18,134
Interest expense	(907)	(925)	(756)
Interest income	469	473	307
Other non-operating income, net	154	668	668
EARNINGS BEFORE INCOME TAXES	20,167	18,761	18,353
Income taxes	4,102	3,787	3,615
NET EARNINGS	16,065	14,974	14,738
Less: Net earnings attributable to noncontrolling interests	91	95	85
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$15,974	$14,879	$14,653

NET EARNINGS PER COMMON SHARE (1)
Basic	$6.67	$6.18	$6.07
Diluted	$6.51	$6.02	$5.90
(1)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

Consolidated Statements of Comprehensive Income

Amounts in millions; fiscal years ended June 30	2025	2024	2023
NET EARNINGS	$16,065	$14,974	$14,738
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation (net of tax (benefit)/expense of $(442), $66 and $(197), respectively)	1,143	(226)	(71)
Unrealized gains/(losses) on investment securities (net of tax (benefit)/expense of $(1), $(1) and $(2), respectively)	—	(3)	(7)
Unrealized gains/(losses) on defined benefit postretirement plans (net of tax (benefit)/expense of $(407), $230 and $9, respectively)	(1,390)	546	40
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(248)	317	(38)
TOTAL COMPREHENSIVE INCOME	15,817	15,291	14,700
Less: Comprehensive income attributable to noncontrolling interests	87	92	78
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$15,730	$15,199	$14,622

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 37
Consolidated Balance Sheets

Amounts in millions except stated values; as of June 30	2025	2024
Assets
CURRENT ASSETS
Cash and cash equivalents	$9,556	$9,482
Accounts receivable	6,185	6,118
INVENTORIES
Materials and supplies	2,022	1,617
Work in process	1,012	929
Finished goods	4,516	4,470
Total inventories	7,551	7,016
Prepaid expenses and other current assets	2,100	2,095
TOTAL CURRENT ASSETS	25,392	24,709
PROPERTY, PLANT AND EQUIPMENT, NET	23,897	22,152
GOODWILL	41,650	40,303
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET	21,910	22,047
OTHER NONCURRENT ASSETS	12,381	13,158
TOTAL ASSETS	$125,231	$122,370

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable	$15,227	$15,364
Accrued and other liabilities	11,318	11,073
Debt due within one year	9,513	7,191
TOTAL CURRENT LIABILITIES	36,058	33,627
LONG-TERM DEBT	24,995	25,269
DEFERRED INCOME TAXES	5,774	6,516
OTHER NONCURRENT LIABILITIES	6,120	6,398
TOTAL LIABILITIES	72,946	71,811
SHAREHOLDERS' EQUITY
Convertible Class A preferred stock, stated value $1 per share (600 shares authorized)	777	798
Non-Voting Class B preferred stock, stated value $1 per share (200 shares authorized)	—	—
Common stock, stated value $1 per share (10,000 shares authorized; shares issued: 2025 - 4,009.2, 2024 - 4,009.2)	4,009	4,009
Additional paid-in capital	68,770	67,684
Reserve for ESOP debt retirement	(672)	(737)
Accumulated other comprehensive loss	(12,143)	(11,900)
Treasury stock (shares held: 2025 - 1,667.3; 2024 - 1,652.2)	(138,702)	(133,379)
Retained earnings	129,973	123,811
Noncontrolling interest	272	272
TOTAL SHAREHOLDERS' EQUITY	52,284	50,559
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$125,231	$122,370

See accompanying Notes to Consolidated Financial Statements.

38 The Procter & Gamble Company
Consolidated Statements of Shareholders' Equity

Dollars in millions except per share amounts; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2022	2,393,877	$4,009	$843	$65,795	($916)	($12,189)	($123,382)	$112,429	$265	$46,854
Net earnings								14,653	85	14,738
Other comprehensive income/(loss)						(31)			(7)	(38)
Dividends and dividend equivalents ($3.6806 per share):
Common								(8,742)		(8,742)
Preferred								(282)		(282)
Treasury stock purchases	(52,021)						(7,353)			(7,353)
Employee stock plans	17,424			758			978			1,736
Preferred stock conversions	2,840		(24)	3			21			—
ESOP debt impacts					95			112		207
Noncontrolling interest, net				—					(55)	(55)
BALANCE JUNE 30, 2023	2,362,120	$4,009	$819	$66,556	($821)	($12,220)	($129,736)	$118,170	$288	$47,065
Net earnings								14,879	95	14,974
Other comprehensive income/(loss)						320			(3)	317
Dividends and dividend equivalents ($3.8286 per share):
Common								(9,053)		(9,053)
Preferred								(284)		(284)
Treasury stock purchases	(31,877)						(5,014)			(5,014)
Employee stock plans	24,095			1,125			1,353			2,478
Preferred stock conversions	2,713		(21)	3			18			—
ESOP debt impacts					85			99		184
Noncontrolling interest, net				—					(108)	(108)
BALANCE JUNE 30, 2024	2,357,051	$4,009	$798	$67,684	($737)	($11,900)	($133,379)	$123,811	$272	$50,559
Net earnings								15,974	91	16,065
Other comprehensive income/(loss)						(243)			(4)	(248)
Dividends and dividend equivalents ($4.0763 per share):
Common								(9,606)		(9,606)
Preferred								(291)		(291)
Treasury stock purchases	(38,552)						(6,517)			(6,517)
Employee stock plans	20,940			1,084			1,175			2,259
Preferred stock conversions	2,555		(20)	3			18			—
ESOP debt impacts					64			86		150
Noncontrolling interest, net				—					(87)	(87)
BALANCE JUNE 30, 2025	2,341,994	$4,009	$777	$68,770	($672)	($12,143)	($138,702)	$129,973	$272	$52,284

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 39
Consolidated Statements of Cash Flows

Amounts in millions; fiscal years ended June 30	2025	2024	2023
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	$9,482	$8,246	$7,214
OPERATING ACTIVITIES (1)
Net earnings	16,065	14,974	14,738
Depreciation and amortization	2,847	2,896	2,714
Share-based compensation expense	476	562	545
Deferred income taxes	149	(244)	(453)
Loss/(gain) on sale of assets	755	(215)	(40)
Indefinite-lived intangible asset impairment charge	—	1,341	—
Change in accounts receivable	45	(766)	(307)
Change in inventories	(324)	(70)	(119)
Change in accounts payable	(542)	878	(447)
Other	(1,653)	491	217
TOTAL OPERATING ACTIVITIES	17,817	19,846	16,848
INVESTING ACTIVITIES
Capital expenditures	(3,773)	(3,322)	(3,062)
Proceeds from asset sales	107	346	46
Acquisitions, net of cash acquired	(11)	(21)	(765)
Other investing activity	(141)	(507)	281
TOTAL INVESTING ACTIVITIES	(3,818)	(3,504)	(3,500)
FINANCING ACTIVITIES
Dividends to shareholders	(9,872)	(9,312)	(8,999)
Additions to short-term debt with original maturities of more than three months	8,020	3,528	17,168
Reductions in short-term debt with original maturities of more than three months	(6,512)	(7,689)	(13,031)
Net additions/(reductions) to other short-term debt	(1,138)	857	(3,319)
Additions to long-term debt	2,237	3,197	3,997
Reductions in long-term debt	(1,977)	(2,335)	(1,878)
Treasury stock purchases	(6,500)	(5,006)	(7,353)
Impact of stock options and other	1,707	1,905	1,269
TOTAL FINANCING ACTIVITIES	(14,036)	(14,855)	(12,146)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	112	(251)	(170)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	75	1,235	1,032
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$9,556	$9,482	$8,246

SUPPLEMENTAL DISCLOSURE
Cash payments for interest	$896	$878	$721
Cash payments for income taxes	4,554	4,363	4,278
(1)Certain prior period amounts within Operating Activities have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the previously reported Total Operating Activities.

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
Cost of Products Sold
Cost of products sold is primarily comprised of direct materials and supplies consumed in the manufacturing of product, as well as manufacturing labor, depreciation expense and direct overhead expenses necessary to acquire and convert the purchased materials and supplies into finished products. Cost of products sold also includes the cost to distribute products to customers, inbound freight costs, customs and duties, internal transfer costs, warehousing costs and other shipping and handling activity.
Selling, General and Administrative Expense
Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, depreciation and amortization expense on non-manufacturing assets and other miscellaneous operating items. Research and development costs are charged to expense as incurred and were $2.1 billion in 2025 and $2.0 billion in 2024 and 2023. Advertising costs, charged to expense as incurred, include television, print, radio, digital and in-store advertising expenses and were $9.2 billion in 2025, $9.6 billion in 2024 and $8.0 billion in 2023. Non-advertising related components of the Company's total marketing spending reported in SG&A include costs associated with consumer promotions, product sampling and sales aids.
Other Non-Operating Income, Net
Other non-operating income, net primarily includes divestiture gains, net non-service impacts related to postretirement benefit plans, investment income, accumulated foreign currency translation losses recognized upon the substantial liquidation of foreign operations and other non-operating items.
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
Investments
The Company holds minor equity investments in certain companies over which we exert significant influence, but do not control the financial and operating decisions. These are accounted for as equity method investments. Other equity investments that are not controlled, over which we do not have the ability to exercise significant influence, and for which there is a readily determinable market value, are recorded at fair value, with gains and losses recorded through net earnings. Equity investments without readily determinable fair values are measured at cost, less impairments, plus or minus observable price changes. Equity investments are included as Other noncurrent assets in the Consolidated Balance Sheets.
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

42 The Procter & Gamble Company
New Accounting Pronouncements and Policies
On July 1, 2024, we adopted the Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures". This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment was effective for our fiscal year ended June 30, 2025, and will be effective for our interim periods within the fiscal year ending June 30, 2026. This standard was applied retrospectively to all periods presented in the financial statements and resulted in additional disclosures. See Note 2.
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures". This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. This amendment is effective for our fiscal year ending June 30, 2026. The guidance will require additional disclosures in the Income Taxes footnote but will not have a material impact on our Consolidated Financial Statements.
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
The Company’s Chief Operating Decision Maker (CODM) is the Chief Executive Officer. As the Company allocates taxes to individual segments, the CODM uses Earnings before income taxes and Net earnings to assess segment performance and allocate resources in the budgeting and forecasting process. The CODM does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 43
Our operating segments are comprised of similar product categories. Operating segments as a percentage of consolidated net sales (excluding sales recorded in Corporate) are as follows:

Fiscal years ended June 30	2025	2024	2023
Fabric Care	23%	24%	23%
Home Care	13%	12%	12%
Baby Care	9%	9%	10%
Family Care	9%	9%	8%
Hair Care	9%	9%	9%
Grooming	8%	8%	8%
Oral Care	8%	8%	8%
Feminine Care	6%	6%	7%
Personal Care (1)	6%	5%	5%
Personal Health Care	6%	6%	6%
Skin Care (1)	3%	4%	4%
TOTAL	100%	100%	100%
(1)Effective July 1, 2024, the Beauty reportable business segment separated Skin and Personal Care into individual operating segments, Skin Care and Personal Care. This transition included separation of the management team, strategic decision-making, innovation plans, financial targets, budgets and management reporting.
Net sales and long-lived assets in the United States and internationally were as follows (in billions):

Fiscal years ended June 30	2025	2024	2023
NET SALES
United States	$41.6	$40.5	$38.7
International	$42.7	$43.5	$43.3
LONG-LIVED ASSETS (1)
United States	$12.6	$12.0	$11.4
International	$11.3	$10.2	$10.5
(1)Long-lived assets consists of property, plant and equipment.
No country, other than the United States, exceeds 10% of the Company's consolidated net sales or long-lived assets.
Our largest customer, Walmart Inc. and its affiliates, accounted for consolidated net sales of approximately 16% in 2025 and 2024 and 15% in 2023. No other customer represents more than 10% of our consolidated net sales.

	Fiscal Year Ended June 30, 2025
	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
Net sales	$14,964	$6,662	$11,998	$29,617	$20,248	$794	$84,284
Cost of products sold	(5,822)	(2,675)	(4,974)	(15,650)	(10,926)	(1,118)	(41,164)
Selling, general and administrative expense	(5,687)	(2,036)	(3,886)	(6,509)	(4,108)	(443)	(22,669)
Other segment items (1)	(1)	—	10	1	—	(294)	(284)
Earnings/(Loss) before income taxes	3,454	1,952	3,149	7,459	5,214	(1,061)	20,167
Net earnings/(loss)	$2,715	$1,577	$2,440	$5,848	$4,013	$(527)	$16,065

Other segment information
Depreciation and amortization	$399	$313	$397	$723	$814	$200	$2,847
Capital expenditures	$328	$451	$526	$1,208	$1,080	$180	$3,773
(1)Other segment items for each reportable segment includes interest expense, interest income and certain other non-operating income/(expense). Corporate includes non-operating losses comprised primarily of a non-cash charge of $752 for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina. See Note 3 for more information on the limited market portfolio restructuring program.
Amounts in millions of dollars except per share amounts or as otherwise specified.

44 The Procter & Gamble Company

	Fiscal Year Ended June 30, 2024
	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
Net sales	$15,220	$6,654	$11,793	$29,495	$20,277	$601	$84,039
Cost of products sold	(5,722)	(2,711)	(4,967)	(15,535)	(10,831)	(1,082)	(40,848)
Selling, general and administrative expense	(5,700)	(2,105)	(3,886)	(6,631)	(4,198)	(784)	(23,305)
Other segment items (1)	8	7	1	10	6	(1,156)	(1,125)
Earnings/(Loss) before income taxes	3,805	1,845	2,941	7,339	5,253	(2,422)	18,761
Net earnings/(loss)	$2,963	$1,477	$2,258	$5,687	$4,020	$(1,430)	$14,974

Other segment information
Depreciation and amortization	$399	$335	$381	$710	$824	$247	$2,896
Capital expenditures	$280	$337	$524	$1,076	$979	$126	$3,322
(1)Other segment items for each reportable segment includes interest expense, interest income and certain other non-operating income/(expense). The non-cash impairment charge of $1.3 billion on the Gillette intangible asset was included in Other segment items within Corporate and is discussed further in Note 4.

	Fiscal Year Ended June 30, 2023
	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
Net sales	$15,008	$6,419	$11,226	$28,371	$20,217	$765	$82,006
Cost of products sold	(5,849)	(2,698)	(4,855)	(16,342)	(11,857)	(1,159)	(42,760)
Selling, general and administrative expense	(5,157)	(1,925)	(3,615)	(5,772)	(3,749)	(894)	(21,112)
Other segment items (1)	7	10	4	45	12	141	219
Earnings/(Loss) before income taxes	4,009	1,806	2,759	6,303	4,623	(1,147)	18,353
Net earnings/(loss)	$3,178	$1,461	$2,125	$4,828	$3,545	$(399)	$14,738

Other segment information
Depreciation and amortization	$376	$335	$352	$675	$804	$172	$2,714
Capital expenditures	$287	$300	$466	$979	$994	$36	$3,062
(1)Other segment items for each reportable segment includes interest expense, interest income and certain other non-operating income/(expense).

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 45
NOTE 3
SUPPLEMENTAL FINANCIAL INFORMATION
The components of property, plant and equipment were as follows:

As of June 30	2025	2024
PROPERTY, PLANT AND EQUIPMENT
Machinery and equipment	$40,077	$37,507
Buildings	9,190	8,534
Construction in progress	3,935	3,126
Land	979	895
TOTAL PROPERTY, PLANT AND EQUIPMENT	54,181	50,063
Accumulated depreciation	(30,284)	(27,911)
PROPERTY, PLANT AND EQUIPMENT, NET	$23,897	$22,152
Selected components of current and noncurrent liabilities were as follows:

As of June 30	2025	2024
ACCRUED AND OTHER LIABILITIES - CURRENT
Accrued marketing and promotion	$3,851	$4,172
Accrued compensation	2,007	2,161
Taxes payable	1,177	1,042
Derivative liabilities	627	54
Accrued interest	293	282
Lease liabilities	255	243
Restructuring reserves	189	166
Other	2,920	2,953
TOTAL	$11,318	$11,073

OTHER NONCURRENT LIABILITIES
Pension benefit obligations	$3,026	$2,884
Uncertain tax positions	701	723
Lease liabilities	701	666
Other retiree benefit obligations	691	653
Derivative liabilities	435	325
2017 U.S. Tax Act transitional tax payable	—	592
Other	566	555
TOTAL	$6,120	$6,398
RESTRUCTURING PROGRAM
The Company has historically incurred an ongoing annual level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Before tax costs incurred under ongoing programs have generally ranged from $250 to $500 annually.
In the fiscal year ended June 30, 2024, the Company started a limited market portfolio restructuring of its business operations, primarily in certain Enterprise Markets, including Argentina and Nigeria, to address challenging macroeconomic and fiscal conditions. During the period ended September 30, 2024, the Company completed this limited market portfolio restructuring with the substantial liquidation of its operations in Argentina and recorded $801 after tax of incremental charges, comprised primarily of non-cash charges for accumulated foreign currency translation losses previously included in Accumulated other comprehensive income/(loss). The total incremental restructuring charges incurred under the program beginning in the three-month period ended December 31, 2023, through the three-month period ended September 30, 2024, were $1.2 billion after tax.
The Company incurred total restructuring charges of $1.1 billion and $659 for the fiscal years ended June 30, 2025 and 2024. Of the charges incurred for fiscal year 2025, $150 were recorded in Costs of products sold, $171 in SG&A and $793 in Other
Amounts in millions of dollars except per share amounts or as otherwise specified.

46 The Procter & Gamble Company
non-operating income, net. Of the charges incurred in fiscal year 2024, $248 were recorded in Costs of products sold, $155 in SG&A and $255 in Other non-operating income, net.
The following table presents restructuring activity for the fiscal years ended June 30, 2025 and 2024:

	Separation Costs	Asset-Related Costs	Other Costs	Total
RESERVE JUNE 30, 2023	$155	$—	$19	$174
Cost incurred	202	101	355	659
Cost paid/settled	(224)	(101)	(342)	(667)
RESERVE JUNE 30, 2024	133	—	32	166
Cost incurred	145	55	914	1,114
Cost paid/settled	(158)	(55)	(877)	(1,090)
RESERVE JUNE 30, 2025	$120	$—	$69	$189
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
Other Costs
Other restructuring-type charges are incurred as a direct result of the restructuring plan. Such charges include accumulated foreign currency translation losses, asset removal and termination of contracts. In the period ended September 30, 2024, the Company substantially liquidated its operations in Argentina and recorded a non-cash charge of $752 for accumulated foreign currency translation losses previously included in Accumulated other comprehensive income/(loss).
Consistent with our historical policies for ongoing restructuring-type activities, the restructuring charges are funded by and included within Corporate for management and segment reporting. However, for information purposes, the following table summarizes the total restructuring costs related to our reportable segments:

Fiscal years ended June 30	2025	2024	2023
Beauty	$43	$43	$15
Grooming	32	76	17
Health Care	30	33	28
Fabric & Home Care	24	84	87
Baby, Feminine & Family Care	40	50	21
Corporate (1)	945	371	161
TOTAL	$1,114	$659	$329
(1)Corporate includes costs related to allocated overheads, including charges related to our Enterprise Markets, Global Business Services and Corporate Functions activities.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 47
NOTE 4
GOODWILL AND INTANGIBLE ASSETS
The change in the net carrying amount of goodwill by reportable segment was as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	TOTAL
BALANCE AT JUNE 30, 2023 - NET (1)	$13,888	$12,703	$7,718	$1,821	$4,529	$40,659
Acquisitions and divestitures	(61)	—	—	—	—	(61)
Translation and other	(104)	(71)	(80)	(10)	(30)	(295)
BALANCE AT JUNE 30, 2024 - NET (1)	13,723	12,633	7,638	1,810	4,499	40,303
Acquisitions and divestitures	—	—	—	—	—	—
Translation and other	507	360	303	38	141	1,348
BALANCE AT JUNE 30, 2025 - NET (1)	$14,229	$12,993	$7,941	$1,848	$4,640	$41,650
(1)Grooming goodwill balance is net of $7.9 billion accumulated impairment losses.

Goodwill increased during fiscal 2025 primarily due to currency translation across all reportable segments. Goodwill decreased during fiscal 2024 primarily due to currency translation across all reportable segments and a brand divestiture in the Beauty reportable segment.
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
As previously disclosed, we recorded a non-cash impairment charge of $1.3 billion ($1.0 billion after tax) on the Gillette indefinite-lived intangible asset during the fiscal year ended June 30, 2024. The impairment charge arose due to a higher discount rate, weakening of several currencies relative to the U.S. dollar and the impact of a new restructuring program focused primarily in certain Enterprise Markets, including Argentina and Nigeria. Following the impairment charge, the carrying value of the Gillette indefinite-lived intangible asset was equivalent to the estimated fair value as of December 31, 2023.
Amounts in millions of dollars except per share amounts or as otherwise specified.

48 The Procter & Gamble Company
Identifiable intangible assets were comprised of:

	2025		2024
As of June 30	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
INTANGIBLE ASSETS WITH DETERMINABLE LIVES
Brands	$4,449	$(3,019)	$4,318	$(2,725)
Patents and technology	2,803	(2,722)	2,794	(2,683)
Customer relationships	1,879	(1,236)	1,834	(1,121)
Other	73	(31)	72	(29)
TOTAL	$9,204	$(7,008)	$9,019	$(6,558)

INTANGIBLE ASSETS WITH INDEFINITE LIVES
Brands	19,714	—	19,587	—

TOTAL INTANGIBLE ASSETS	$28,918	$(7,008)	$28,605	$(6,558)
Amortization expense of intangible assets was as follows:

Fiscal years ended June 30	2025	2024	2023
Intangible asset amortization	$320	$338	$327

Estimated amortization expense over the next five fiscal years is as follows:

Fiscal years ending June 30	2026	2027	2028	2029	2030
Estimated amortization expense	$308	$298	$255	$205	$179
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
We have elected to account for the tax effects of Global Intangible Low-Taxed Income (GILTI) as a current period expense when incurred.
Earnings before income taxes consisted of the following:

Fiscal years ended June 30	2025	2024	2023
United States	$13,911	$12,246	$12,107
International	6,256	6,515	6,246
TOTAL	$20,167	$18,761	$18,353

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 49
Income taxes consisted of the following:

Fiscal years ended June 30	2025	2024	2023
CURRENT TAX EXPENSE
U.S. federal	$2,215	$1,954	$2,303
International	1,330	1,708	1,412
U.S. state and local	407	368	353
TOTAL	3,953	4,031	4,068
DEFERRED TAX EXPENSE/(BENEFIT)
U.S. federal	9	(133)	(224)
International and other	141	(111)	(229)
TOTAL	149	(244)	(453)
TOTAL TAX EXPENSE	$4,102	$3,787	$3,615
A reconciliation of the U.S. federal statutory income tax rate to our actual effective income tax rate is provided below:

Fiscal years ended June 30	2025	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Country mix impacts of foreign operations	(0.4)%	0.1%	(0.5)%
State income taxes, net of federal benefit	1.7%	1.8%	1.6%
Excess tax benefits from the exercise of stock options	(1.4)%	(1.5)%	(1.0)%
Foreign derived intangible income deduction (FDII)	(0.8)%	(1.1)%	(0.8)%
Changes in uncertain tax positions	0.1%	0.1%	0.1%
Other	0.2%	(0.2)%	(0.7)%
EFFECTIVE INCOME TAX RATE	20.3%	20.2%	19.7%
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
Prior to the passage of the 2017 U.S. Tax Act, the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely invested and, accordingly, no deferred taxes were provided. Pursuant to the provisions of the 2017 U.S. Tax Act, these earnings were subjected to a one-time transition tax. This charge included taxes for all U.S. income taxes and for the related foreign withholding taxes for the portion of those earnings which are no longer considered indefinitely invested. We have not provided deferred taxes on approximately $22 billion of earnings that are considered indefinitely invested.
A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

Fiscal years ended June 30	2025	2024	2023
BEGINNING OF YEAR	$582	$515	$583
Increases in tax positions for prior years	240	157	113
Decreases in tax positions for prior years	(181)	(133)	(119)
Increases in tax positions for current year	57	160	60
Settlements with taxing authorities	(65)	(100)	(108)
Lapse in statute of limitations	(6)	(9)	(7)
Currency translation	7	(8)	(7)
END OF YEAR	$634	$582	$515
Included in the total liability for uncertain tax positions at June 30, 2025, is $497 that, depending on the ultimate resolution, could impact the effective tax rate in future periods.
The Company is present in about 70 countries and over 150 taxable jurisdictions and, at any point in time, has 30-40 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for
Amounts in millions of dollars except per share amounts or as otherwise specified.

50 The Procter & Gamble Company
uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2010 and forward. We are generally not able to reliably estimate the timing and ultimate settlement amounts until the close of an audit. Based on information currently available, we anticipate that over the next 12-month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued liabilities of approximately $114, including interest and penalties.
We recognize the additional accrual of any possible related interest and penalties relating to the underlying uncertain tax position in income tax expense. As of June 30, 2025 and 2024, we had accrued interest of $141 and $111 and accrued penalties of $45 and $15, respectively, which are not included in the above table.
Deferred income tax assets and liabilities were comprised of the following:

As of June 30	2025	2024
DEFERRED TAX ASSETS
Capitalized research & development	$1,251	$1,140
Loss and other carryforwards	857	892
Pension and other retiree benefits	601	592
Accrued marketing and promotion	497	460
Stock-based compensation	445	433
Unrealized loss on financial and foreign exchange transactions	358	107
Fixed assets	230	206
Lease liabilities	212	199
Other	758	843
Valuation allowances	(293)	(290)
TOTAL	$4,915	$4,582

DEFERRED TAX LIABILITIES
Goodwill and other intangible assets	$5,475	$5,459
Fixed assets	1,547	1,573
Other retiree benefits	1,102	1,319
Lease right-of-use assets	209	196
Foreign withholding tax on earnings to be repatriated	131	104
Unrealized gain on financial and foreign exchange transactions	96	263
Other	492	441
TOTAL	$9,052	$9,355
Net operating loss carryforwards were $2.0 billion at June 30, 2025, and $2.3 billion at June 30, 2024. If unused, approximately $100 will expire between 2025 and 2045. The remainder, totaling $1.9 billion at June 30, 2025, may be carried forward indefinitely.
NOTE 6
EARNINGS PER SHARE
Basic net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble by the diluted weighted average number of common shares outstanding during the period. The diluted shares include the dilutive effect of stock options and other unvested stock-based awards based on the treasury stock method (see Note 7) and the assumed conversion of preferred stock (see Note 8).

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 51
Net earnings per common share were calculated as follows:

Fiscal years ended June 30	2025	2024	2023
CONSOLIDATED AMOUNTS
Net earnings attributable to P&G (Diluted)	$15,974	$14,879	$14,653
Less: Preferred dividends	291	284	282
Net earnings attributable to P&G available to common shareholders (Basic)	$15,682	$14,595	$14,371

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,350.1	2,360.1	2,368.2
Add effect of dilutive securities:
Stock options and other unvested equity awards (1)	33.3	38.3	39.4
Convertible preferred shares (2)	71.0	73.6	76.3
Diluted weighted average common shares outstanding	2,454.4	2,471.9	2,483.9

NET EARNINGS PER COMMON SHARE
Basic	$6.67	$6.18	$6.07
Diluted	$6.51	$6.02	$5.90
(1)For the years ended June 30, 2025, 2024 and 2023, the weighted average of stock options that were antidilutive and not included in the diluted net earnings per share calculation were 6 million, 4 million and 19 million, respectively.
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
The Company's share-based compensation plan was approved by shareholders in 2019. Under the 2019 plan, a maximum of 150 million shares of common stock was authorized for issuance and a total of 58 million shares remain available for grant.
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

Amounts in millions of dollars except per share amounts or as otherwise specified.

52 The Procter & Gamble Company
Total expense and related recognized tax benefit were as follows:

Fiscal years ended June 30	2025	2024	2023
Stock options	$219	$270	$303
RSUs and PSUs	257	292	242
Total share-based expense	$476	$562	$545

Income tax benefit	$85	$103	$103
We utilize an industry standard lattice-based valuation model to calculate the fair value for stock options granted. Assumptions utilized in the model, which are evaluated and revised to reflect market conditions and experience, were as follows:

Fiscal years ended June 30	2025			2024			2023
Interest rate	3.5	-	4.4%	4.6	-	5.5%	3.7	-	4.1%
Weighted average interest rate	3.7%			4.6%			3.7%
Dividend yield	2.4%			2.5%			2.6%
Expected volatility	18%			18%			21%
Expected life in years	8.9			8.8			8.8
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
A summary of options outstanding under the plans as of June 30, 2025, and activity during the year then ended is presented below:

Options	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
OUTSTANDING AT JULY 1, 2024	107,362	$111.59
Granted	8,347	173.33
Exercised	(18,806)	90.05
Forfeited/expired	(282)	150.86
OUTSTANDING AT JUNE 30, 2025	96,621	$120.96	5.0	$3,822
Exercisable	70,717	$110.32	3.9	$3,466
The following table provides additional information on stock options:

Fiscal years ended June 30	2025	2024	2023
Weighted average grant-date fair value of options granted	$36.23	$34.25	$29.58
Intrinsic value of options exercised	1,546	1,621	979
Grant-date fair value of options that vested	299	244	219
Cash received from options exercised	1,693	1,888	1,189
Actual tax benefit from options exercised	321	330	207
At June 30, 2025, $180 of compensation cost had not yet been recognized related to stock option grants. That cost is expected to be recognized over a remaining weighted average period of 1.6 years.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 53
A summary of non-vested RSUs and PSUs outstanding under the plans as of June 30, 2025, and activity during the year then ended is presented below:

	RSUs		PSUs
RSU and PSU awards	Units (in thousands)	Weighted Average Grant Date Fair Value	Units (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2024	3,321	$139.65	1,016	$144.06
Granted	1,418	171.87	459	177.08
Vested	(1,291)	143.38	(541)	134.16
Forfeited	(87)	148.61	(10)	164.79
Non-vested at June 30, 2025	3,361	$151.58	924	$166.15
At June 30, 2025, $244 of compensation cost had not yet been recognized related to RSUs and PSUs. That cost is expected to be recognized over a remaining weighted average period of 1.6 years. The total grant date fair value of shares vested was $258, $256 and $220 in 2025, 2024 and 2023, respectively.
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
Defined Contribution Retirement Plans
We have defined contribution plans, which cover the majority of our U.S. employees, as well as employees in certain other countries. These plans are fully funded. We generally make contributions to participants' accounts based on individual base salaries and years of service. Total global defined contribution expense was $534, $425 and $392 in 2025, 2024 and 2023, respectively.
The primary U.S. defined contribution plan (the U.S. DC plan) comprises the majority of the expense for the Company's defined contribution plans. For the U.S. DC plan, the contribution rate is predetermined and reflects years of service and plan participation. Total contributions for this plan approximated 12% of total participants' annual wages and salaries in 2025 and 13% in 2024 and 2023.
We maintain The Procter & Gamble Profit Sharing Trust (Trust) and Employee Stock Ownership Plan (ESOP) to provide a portion of the funding for the U.S. DC plan and U.S. other retiree benefits (described below). Operating details of the ESOP are provided at the end of this Note.
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

54 The Procter & Gamble Company
Obligation and Funded Status. The following provides a reconciliation of benefit obligations, plan assets and funded status of these defined benefit plans:

	Pension Benefits (1)		Other Retiree Benefits (2)
Fiscal years ended June 30	2025	2024	2025	2024
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (3)	$12,355	$12,499	$2,687	$2,933
Service cost	173	164	61	68
Interest cost	498	527	147	157
Participants' contributions	15	14	56	56
Amendments	12	21	(4)	2
Net actuarial loss/(gain)	(263)	(11)	679	(268)
Special termination benefits	3	4	2	3
Currency translation and other	980	(155)	17	(22)
Benefit payments	(617)	(707)	(250)	(242)
BENEFIT OBLIGATION AT END OF YEAR (3)	$13,156	$12,355	$3,396	$2,687

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$10,857	$10,374	$8,043	$7,324
Actual return on plan assets	326	1,058	(168)	784
Employer contributions	189	239	42	44
Participants' contributions	15	14	56	56
Currency translation and other	903	(119)	—	—
ESOP debt impacts (4)	—	—	64	77
Benefit payments	(617)	(707)	(250)	(242)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$11,672	$10,857	$7,787	$8,043
FUNDED STATUS	$(1,484)	$(1,498)	$4,391	$5,356
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
The actuarial gain for pension plans in 2025 was primarily related to increases in discount rates and updates of various assumptions in the plan. The actuarial loss for other retiree benefits in 2025 was primarily related to updates in assumptions for medical claims costs. The actuarial gain for pension benefits in 2024 was primarily related to updating of various assumptions in the plan, offset by updates in work experience and decreases in discount rates. The actuarial gain for other retiree benefits in 2024 was primarily related to updating various assumptions in the plan based work experience and an increase in discount rates.
The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the U.S. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations prior to their due date. In these instances, benefit payments are typically paid directly from the Company's cash as they become due.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 55

	Pension Benefits		Other Retiree Benefits
As of June 30	2025	2024	2025	2024
CLASSIFICATION OF NET AMOUNT RECOGNIZED
Noncurrent assets	$1,621	$1,458	$5,123	$6,047
Current liabilities	(78)	(73)	(41)	(38)
Noncurrent liabilities	(3,026)	(2,884)	(691)	(653)
NET AMOUNT RECOGNIZED	$(1,484)	$(1,498)	$4,391	$5,356

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE (INCOME)/LOSS (AOCI)
Net actuarial loss/(gain)	$1,322	$1,258	$166	$(1,493)
Prior service cost/(credit)	122	140	(553)	(655)
NET AMOUNTS RECOGNIZED IN AOCI	$1,444	$1,398	$(387)	$(2,148)
The accumulated benefit obligation for all defined benefit pension plans, which differs from the projected obligation in that it excludes the assumption of future salary increases, was $12.5 billion and $11.6 billion as of June 30, 2025 and 2024, respectively. Information related to the funded status of selected pension and other retiree benefits at June 30 is as follows:

As of June 30	2025	2024
PENSION PLANS WITH A PROJECTED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Projected benefit obligation	$8,175	$7,613
Fair value of plan assets	5,070	4,656
PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Accumulated benefit obligation	$7,653	$7,103
Fair value of plan assets	5,018	4,624
OTHER RETIREE BENEFIT PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Accumulated benefit obligation	$802	$770
Fair value of plan assets	70	79

Amounts in millions of dollars except per share amounts or as otherwise specified.

56 The Procter & Gamble Company
Net Periodic Benefit Cost. Components of the net periodic benefit cost were as follows:

	Pension Benefits			Other Retiree Benefits
Fiscal years ended June 30	2025	2024	2023	2025	2024	2023
AMOUNTS RECOGNIZED IN NET PERIODIC BENEFIT COST/(CREDIT)
Service cost	$173	$164	$173	$61	$68	$71
Interest cost	498	527	430	147	157	142
Expected return on plan assets	(657)	(610)	(591)	(745)	(687)	(611)
Amortization of net actuarial loss/(gain)	63	95	133	(59)	(38)	(7)
Amortization of prior service cost/(credit)	40	37	26	(128)	(127)	(125)
Amortization of net actuarial loss/(gain) due to settlements	5	(13)	—	—	—	—
Special termination benefits	3	4	5	2	3	4
NET PERIODIC BENEFIT COST/(CREDIT)	$126	$203	$176	$(721)	$(623)	$(526)

CHANGE IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN AOCI
Net actuarial loss/(gain) - current year	$68	$(458)		$1,592	$(366)
Prior service cost/(credit) - current year	12	21		(4)	2
Amortization of net actuarial (loss)/gain	(63)	(95)		59	38
Amortization of prior service (cost)/credit	(40)	(37)		128	127
Amortization of net actuarial (loss)/gain due to settlements	(5)	13		—	—
Currency translation and other	74	(21)		(14)	(2)
TOTAL CHANGE IN AOCI	46	(576)		1,761	(201)
NET AMOUNTS RECOGNIZED IN PERIODIC BENEFIT COST/(CREDIT) AND AOCI	$171	$(373)		$1,040	$(824)
The service cost component of the net periodic benefit cost is included in the Consolidated Statements of Earnings in Cost of products sold and SG&A. All other components are included in the Consolidated Statements of Earnings in Other non-operating income, net, unless otherwise noted.
Assumptions. We determine our actuarial assumptions on an annual basis. These assumptions are weighted to reflect each country that may have an impact on the cost of providing retirement benefits. The weighted average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of June 30, 2025 and 2024, were as follows: (1)

	Pension Benefits		Other Retiree Benefits
As of June 30	2025	2024	2025	2024
Discount rate	4.2%	4.2%	5.9%	5.8%
Rate of compensation increase	2.7%	2.8%	N/A	N/A
Interest crediting rate for cash balance plans	4.6%	4.7%	N/A	N/A
Health care cost trend rates assumed for next year	N/A	N/A	6.9%	6.3%
Rate to which the health care cost trend rate is assumed to decline (ultimate trend rate)	N/A	N/A	5.4%	4.9%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2030	2029
(1)Determined as of end of fiscal year.
The weighted average assumptions used to determine net benefit cost recorded on the Consolidated Statements of Earnings for the fiscal years ended June 30 were as follows: (1)

	Pension Benefits			Other Retiree Benefits
Fiscal years ended June 30	2025	2024	2023	2025	2024	2023
Discount rate	4.2%	4.2%	3.7%	5.8%	5.6%	5.0%
Expected return on plan assets	6.0%	6.0%	5.9%	8.5%	8.5%	8.4%
Rate of compensation increase	2.8%	2.9%	2.8%	N/A	N/A	N/A
Interest crediting rate for cash balance plans	4.7%	4.3%	4.3%	N/A	N/A	N/A
(1)Determined as of beginning of fiscal year.
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
Our target asset allocation for the fiscal year ended June 30, 2025, was as follows:

	Target Asset Allocation (1)
	Pension Benefits	Other Retiree Benefits
Asset Category
Cash	1%	2%
Debt securities	64%	1%
Equity securities	35%	97%
TOTAL	100%	100%
(1)Actual allocations approximated the targets.
The following table sets forth the fair value of the Company's plan assets as of June 30, 2025 and 2024, segregated by level within the fair value hierarchy (see Note 9 for further discussion on the fair value hierarchy and fair value principles). Investments valued using net asset value as a practical expedient are not valued using the fair value hierarchy, but rather valued using the net asset value reported by the managers of the funds and as supported by the unit prices of actual purchase and sale transactions.

	Pension Benefits			Other Retiree Benefits
As of June 30	Fair Value Hierarchy Level	2025	2024	Fair Value Hierarchy Level	2025	2024
ASSETS AT FAIR VALUE
Cash and cash equivalents	1	$55	$267	1	$135	$135
Company common stock		—	—	1	496	451
Company preferred stock (1)		—	—	2	7,087	7,380
Fixed income securities (2)	2	1,050	1,076		—	—
Insurance contracts (3)	3	207	165		—	—
TOTAL ASSETS IN THE FAIR VALUE HIERARCHY		1,312	1,508		7,718	7,966
Investments valued at net asset value (4)		10,361	9,349		68	77
TOTAL ASSETS AT FAIR VALUE		$11,672	$10,857		$7,787	$8,043
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

58 The Procter & Gamble Company
Cash Flows. Management's best estimate of cash requirements and discretionary contributions for the pension benefits and other retiree benefit plans for the fiscal year ending June 30, 2026, is $218 and $54, respectively. Expected contributions are dependent on many variables, including the variability of the market value of the plan assets as compared to the benefit obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ significantly from current estimates.
Total benefit payments expected to be paid to participants, which include payments funded from the Company's assets and payments from the plans are as follows:

Fiscal years ending June 30	Pension Benefits	Other Retiree Benefits
EXPECTED BENEFIT PAYMENTS
2026	$657	$201
2027	663	203
2028	720	208
2029	726	218
2030	760	225
2031 - 2035	4,131	1,258
Employee Stock Ownership Plan
We maintain the ESOP to provide funding for certain employee benefits discussed in the preceding paragraphs.
The ESOP borrowed $1.0 billion in 1989, and the proceeds were used to purchase Series A ESOP Convertible Class A Preferred Stock to fund a portion of the U.S. DC plan. Principal and interest requirements of the borrowing were paid by the Trust from dividends on the preferred shares and from advances provided by the Company. The original borrowing of $1.0 billion has been repaid in full. No advances from the Company remain outstanding at June 30, 2025. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $4.08 per share. The liquidation value is $6.82 per share.
In 1991, the ESOP borrowed an additional $1.0 billion. The proceeds were used to purchase Series B ESOP Convertible Class A Preferred Stock to fund a portion of retiree health care benefits. These shares, net of the ESOP's debt, are considered plan assets of the other retiree benefits plan discussed above. The original borrowings of $1.0 billion were repaid in 2021. Debt service requirements were funded by preferred stock dividends, cash contributions and advances provided by the Company, of which $672 are outstanding at June 30, 2025. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $4.08 per share. The liquidation value is $12.96 per share.
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
The series A and B preferred shares of the ESOP are allocated to employees based on debt service requirements. The number of preferred shares outstanding at June 30 was as follows:

Shares in thousands	2025	2024	2023
Allocated	20,648	22,724	24,449
Unallocated	—	—	535
TOTAL SERIES A	20,648	22,724	24,984

Allocated	34,965	33,723	32,172
Unallocated	14,142	15,864	17,867
TOTAL SERIES B	49,107	49,587	50,039
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
Certain of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position was $1,061 and $307 as of June 30, 2025 and 2024, respectively. The Company has not been required to post collateral as a result of these contractual features.
Interest Rate Risk Management
Our policy is to manage interest cost using a mixture of fixed-rate and variable-rate debt. To manage this risk in a cost-efficient manner, we enter into interest rate swaps whereby we agree to exchange with the counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional amount.
We designate certain interest rate swaps on fixed-rate debt that meet specific accounting criteria as fair value hedges. For fair value hedges, the changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in earnings.
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
Commodity Risk Management
Certain raw materials used in our products or production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. As of and during the fiscal years ended June 30, 2025 and 2024, we did not have any financial commodity hedging activity.
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
Assets and Liabilities Measured at Fair Value
Cash equivalents were $8.3 billion and $8.0 billion as of June 30, 2025 and 2024, respectively, and are classified as Level 1 within the fair value hierarchy. The Company had no other material investments in debt or equity securities during the periods presented.
The fair value of long-term debt was $29.5 billion and $27.7 billion as of June 30, 2025 and 2024, respectively. This includes the current portion of long-term debt instruments ($5.3 billion as of June 30, 2025, and $3.8 billion as of June 30, 2024). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of June 30, 2025 and 2024, are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
As of June 30	2025	2024	2025	2024	2025	2024
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$3,280	$2,993	$—	$—	$(201)	$(325)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$11,874	$10,140	$—	$119	$(860)	$(31)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$15,154	$13,133	$—	$119	$(1,061)	$(356)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$3,576	$3,192	$19	$1	$—	$(23)

TOTAL DERIVATIVES AT FAIR VALUE	$18,730	$16,325	$19	$120	$(1,062)	$(379)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $3.1 billion and $2.7 billion as of June 30, 2025 and 2024, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $11.2 billion and $11.9 billion as of June 30, 2025 and 2024, respectively. The increase in notional balance of the derivative instruments designated as net investment hedges is primarily driven by the Company's decision to leverage favorable interest rate spreads in the foreign currency swap market.
Derivative assets are presented in Prepaid expenses and other current assets or Other noncurrent assets. Derivative liabilities are presented in Accrued and other liabilities or Other noncurrent liabilities. Changes in the fair value of net investment hedges are recognized in the Foreign currency translation component of OCI. All of the Company's derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 61
Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
Fiscal years ended June 30	2025	2024
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign currency interest rate contracts	$(1,040)	$163
(1)For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $226 and $229 for the fiscal years ended June 30, 2025 and 2024, respectively.
(2)In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in AOCI for such instruments was $(1,050) and $255, for the fiscal years ended June 30, 2025 and 2024, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
Fiscal years ended June 30	2025	2024
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$124	$120
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$66	$(91)
The gains on the derivatives in fair value hedging relationships are fully offset by the mark-to-market impact of the related exposure. These are both recognized in Interest expense. The gains/(losses) on derivatives not designated as hedging instruments are substantially offset by the currency mark-to-market of the related exposure. These are both recognized in SG&A.
NOTE 10
SHORT-TERM AND LONG-TERM DEBT

As of June 30	2025	2024
DEBT DUE WITHIN ONE YEAR
Current portion of long-term debt	$5,377	$3,838
Commercial paper	4,108	3,327
Other	27	26
TOTAL	$9,513	$7,191
Weighted average interest rate of debt due within one year (1)	3.0%	3.7%
(1)Weighted average interest rate of debt due within one year includes the effects of interest rate swaps discussed in Note 9.
Amounts in millions of dollars except per share amounts or as otherwise specified.

62 The Procter & Gamble Company

As of June 30	2025	2024
LONG-TERM DEBT
0.50% EUR note due October 2024	$—	$534
0.63% EUR note due October 2024	—	855
0.55% USD note due October 2025	1,000	1,000
4.10% USD note due January 2026	650	650
2.70% USD note due February 2026	600	600
1.00% USD note due April 2026	1,000	1,000
3.25% EUR note due August 2026	762	695
2.45% USD note due November 2026	875	875
1.90% USD note due February 2027	1,000	1,000
2.80% USD note due March 2027	500	500
4.88% EUR note due May 2027	1,172	1,069
2.85% USD note due August 2027	750	750
3.95% USD note due January 2028	600	600
3.15% EUR note due April 2028	762	695
1.20% EUR note due October 2028	937	855
4.35% USD note due January 2029	600	600
1.80% GBP note due May 2029	514	474
4.15% USD note due October 2029	500	—
1.25% EUR note due October 2029	586	534
3.00% USD note due March 2030	1,500	1,500
4.05% USD note due May 2030	700	—
0.35% EUR note due May 2030	586	534
1.20% USD note due October 2030	1,250	1,250
1.95% USD note due April 2031	1,000	1,000
3.25% EUR note due August 2031	762	695
2.30% USD note due February 2032	850	850
4.05% USD note due January 2033	850	850
4.55% USD note due January 2034	750	750
3.20% EUR note due April 2034	996	909
4.55% USD note due October 2034	500	—
4.60% USD note due May 2035	550	—
5.55% USD note due March 2037	716	716
1.88% EUR note due October 2038	586	534
3.55% USD note due March 2040	516	516
0.90% EUR note due November 2041	703	641
All other long-term debt	4,749	5,076
Current portion of long-term debt	(5,377)	(3,838)
TOTAL	$24,995	$25,269
Weighted average interest rate of long-term debt (1)	3.3%	3.2%
(1)Weighted average interest rate of long-term debt includes the effects of interest rate swaps discussed in Note 9.
Long-term debt maturities during the next five fiscal years are as follows:

Fiscal years ending June 30	2026	2027	2028	2029	2030
Debt maturities	$5,377	$4,606	$2,142	$2,027	$3,996
Credit Facilities
We maintain bank credit facilities to support our ongoing commercial paper program. The current facility is an $8.0 billion facility split between a $3.2 billion five-year facility and a $4.8 billion 364-day facility, which expire in October 2029 and
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 63
October 2025, respectively. Both facilities can be extended for certain periods of time as specified in the terms of the credit agreement. These facilities are currently undrawn and we anticipate that they will remain undrawn. These credit facilities do not have cross-default or ratings triggers, nor do they have material adverse event clauses, except at the time of signing.
NOTE 11
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Investment Securities	Post-retirement Benefit Plans	Foreign Currency Translation	Total AOCI
BALANCE AT JUNE 30, 2023, NET OF TAX	$13	$67	$(12,300)	$(12,220)
Other comprehensive income/(loss), before tax:
OCI before reclassifications	(4)	823	(376)	443
Amounts reclassified to the Consolidated Statement of Earnings	—	(47)	216	169
Total other comprehensive income/(loss), before tax	(4)	776	(160)	612
Tax effect	1	(230)	(66)	(295)
Total other comprehensive income/(loss), net of tax	(3)	546	(226)	317
Less: OCI attributable to non-controlling interests, net of tax	—	—	(3)	(3)
BALANCE AT JUNE 30, 2024, NET OF TAX	10	613	(12,522)	(11,900)
Other comprehensive income/(loss), before tax:
OCI before reclassifications	(1)	(1,717)	(51)	(1,769)
Amounts reclassified to the Consolidated Statement of Earnings	—	(81)	752	671
Total other comprehensive income/(loss), before tax	(1)	(1,798)	701	(1,098)
Tax effect	1	407	442	850
Total other comprehensive income/(loss), net of tax	—	(1,390)	1,143	(248)
Less: OCI attributable to non-controlling interests, net of tax	—	—	(4)	(4)
BALANCE AT JUNE 30, 2025, NET OF TAX	$9	$(777)	$(11,375)	$(12,143)
Foreign currency translation includes financial statement translation and changes in fair value of net investment hedges (see Note 9).
The below provides additional details on amounts reclassified from AOCI into the Consolidated Statement of Earnings:
•Postretirement benefit plan amounts are reclassified from AOCI into Other non-operating income, net and included in the computation of net periodic postretirement costs/(credit) (see Note 8).
•Foreign currency translation amounts are reclassified from AOCI into Other non-operating income, net, upon the substantial liquidation of foreign operations. These accumulated foreign currency translation losses include non-cash charges due to the substantial liquidation of operations in certain Enterprise markets, including Argentina in 2025 and Nigeria in 2024 (see Note 3).
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
Amounts in millions of dollars except per share amounts or as otherwise specified.

64 The Procter & Gamble Company

The components of the Company’s total operating lease cost for the fiscal years ended June 30, 2025, 2024 and 2023, were as follows:

Fiscal years ended June 30	2025	2024	2023
Operating lease cost	$276	$252	$229
Variable lease cost (1)	81	91	79
Total lease cost	$357	$343	$308
(1)Includes primarily costs for utilities, common area maintenance, property taxes and other operating costs associated with operating leases that are not included in the lease liability and are recognized in the period in which they are incurred.
Supplemental balance sheet and other information related to leases is as follows:

As of June 30	2025	2024
Operating leases:
Right-of-use assets (Other noncurrent assets)	$925	$875

Current lease liabilities (Accrued and other liabilities)	255	243
Noncurrent lease liabilities (Other noncurrent liabilities)	701	666
Total operating lease liabilities	$956	$909

Weighted average remaining lease term:
Operating leases	6.0 years	6.0 years

Weighted average discount rate:
Operating leases	4.6%	4.5%
At June 30, 2025, future payments of operating lease liabilities were as follows:

June 30, 2025
1 year	$255
2 years	216
3 years	170
4 years	143
5 years	97
Over 5 years	198
Total lease payments	1,079
Less: Interest	(123)
Present value of lease liabilities	$956
Total cash paid for amounts included in the measurement of lease liabilities was $280 and $255 for the fiscal years ended June 30, 2025 and 2024, respectively.
The right-of-use assets obtained in exchange for lease liabilities were $261 and $357 for the fiscal years ended June 30, 2025 and 2024, respectively.
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
Purchase Commitments
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. Commitments made under take-or-pay obligations are as follows:

Fiscal years ending June 30	2026	2027	2028	2029	2030	Thereafter
Purchase obligations	$893	$585	$365	$248	$130	$397
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
The summary of the Company's outstanding obligation confirmed as valid under the SCF program is as follows:

2025
CONFIRMED OBLIGATIONS OUTSTANDING AT JUNE 30, 2024	$5,559
Invoices confirmed	17,132
Confirmed invoices paid	(16,999)
Translation and other	98
CONFIRMED OBLIGATIONS OUTSTANDING AT JUNE 30, 2025	$5,790
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
Item 9B. Other Information.
During the fiscal year ended June 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.
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
The information required by this item is incorporated by reference to the following sections of the 2025 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2025: the subsection of the Proxy Summary section entitled Code of Ethics; the section entitled Election of Directors; the subsection of the Corporate Governance section entitled Board Meetings and Committees of the Board; and the subsection of the Other Matters section entitled Shareholder Recommendations or Nominations of Director Candidates. Pursuant to the Instruction to Item 401 of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the following sections of the 2025 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2025: the subsections of the Corporate Governance section entitled Board Meetings and Committees of the Board, Compensation Committee Interlocks and Insider Participation, and Risk Oversight - Compensation-Related Risk; and the portion beginning with the section entitled Director Compensation up to but not including the section entitled Pay Versus Performance.

The Procter & Gamble Company 67
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of June 30, 2025. The table includes the following plans: The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors' Stock Plan; The Procter & Gamble 2009 Stock and Incentive Compensation Plan; The Procter & Gamble 2014 Stock and Incentive Compensation Plan; and The Procter & Gamble 2019 Stock and Incentive Compensation Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Stock Options/Stock Appreciation Rights	96,633,659	$120.9524		(1)
Restricted Stock Units (RSUs)/Performance Stock Units (PSUs)	6,677,267	N/A		(1)
TOTAL	103,310,926	$120.9524	(2)
(1)Of the plans listed above, only The Procter & Gamble 2019 Stock and Incentive Compensation Plan (the “2019 Plan”) allows for future grants of securities. The maximum number of shares that may be granted under this plan is 187 million shares. Stock options and stock appreciation rights are counted on a one-for-one basis while full value awards (such as RSUs and PSUs) are counted as five shares for each share awarded. Total shares available for future issuance under this plan is 58 million.
(2)Weighted average exercise price of outstanding options and stock appreciation rights only.
Additional information required by this item is incorporated by reference to the following section of the 2025 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2025: the subsection of the Beneficial Ownership section entitled Security Ownership of Management and Certain Beneficial Owners.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to the following sections of the 2025 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2025: the subsections of the Corporate Governance section entitled Director Independence and Review and Approval of Transactions with Related Persons.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the following section of the 2025 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2025: Report of the Audit Committee, which ends with the subsection entitled Services Provided by Deloitte.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
1.Financial Statements:
The following Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries, management's report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.
•Management's Report on Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (PCAOB Firm ID is 34)
•Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
•Consolidated Statements of Earnings - for fiscal years ended June 30, 2025, 2024 and 2023
•Consolidated Statements of Comprehensive Income - for fiscal years ended June 30, 2025, 2024 and 2023
•Consolidated Balance Sheets - as of June 30, 2025 and 2024
•Consolidated Statements of Shareholders' Equity - for fiscal years ended June 30, 2025, 2024 and 2023
•Consolidated Statements of Cash Flows - for fiscal years ended June 30, 2025, 2024 and 2023
•Notes to Consolidated Financial Statements
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

(4-2) -	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other instrument defining the rights of holders of the Company’s long-term debt.

(4-3) -	Description of the Company’s Common Stock (Incorporated by reference to Exhibit (4-3) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-4) -	Description of the Company’s 1.200% Notes due 2028 and 1.875% Notes due 2038. +

(4-5) -
Description of the Company’s 4.875% EUR notes due May 2027, 6.250% GBP notes due January 2030, and 5.250% GBP notes due January 2033 (Incorporated by reference to Exhibit (4-5) of the Company’s Annual report on Form 10-K for the year ended June 30, 2021).

(4-6) -	Description of the Company’s 1.250% Notes due 2029. +

(4-7) -	Description of the Company’s 1.800% Notes due 2029. +

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

(4-12) -
Description of the Company's 3.150% Notes due 2028 and 3.200% Notes due 2034. (Incorporated by reference to Exhibit (4-12) of the Company's Annual Report on Form 10-K for the year ended June 30, 2024).

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

(10-4) -	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).*

(10-5) -	Summary of the Company’s Retirement Plan Restoration Program.* +

(10-6) -	Retirement Plan Restoration Program - Related Correspondence and Terms and Conditions. * +

(10-7) -	Summary of the Company’s Long-Term Incentive Program (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2020).*

(10-8) -	Long-Term Incentive Program related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended September 30, 2024).*

(10-9) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2020).*

(10-10) -	Summary of the Company's Short Term Achievement Reward Program (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2023).*

(10-11) -
Short Term Achievement Reward Program – related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended September 30, 2023).*

The Procter & Gamble Company 69

(10-12) -	Company's Form of Separation Agreement & Release. (Incorporated by reference to Exhibit (10-1) in the Company's Form 10-Q for the quarter ended March 31, 2025). *

(10-13) -	Company's Form of Separation Letter and Release (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2023).*

(10-14) -	Summary of personal benefits available to certain officers.*+

(10-15) -	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-18) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).*

(10-16) -	Senior Executive Officer Recoupment Policy. (Incorporated by reference to Exhibit (10-16) of the Company's Annual Report on Form 10-K for the year ended June 30, 2024).*

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

(10-21) -	The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended September 30, 2024).*

(10-22) -	Performance Stock Program related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-4) of the Company’s Form 10-Q for the quarter ended September 30, 2023).*

(10-23) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2013). *

(10-24) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 14, 2014 (Incorporated by reference to Exhibit (10-25) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016).*

(10-25) -
Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2019 Stock and Incentive Compensation Plan and The Procter & Gamble 2014 Stock and Incentive Compensation Plan. (Incorporated by reference to Exhibit (10-25) of the Company's Annual Report on Form 10-K for the year ended on June 30, 2024).*

(10-26) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit (10-26) of the Company's Annual Report on Form 10-K for the year ended June 30, 2017).*

(10-27) -
The Procter & Gamble 2019 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 8, 2019 (Incorporated by reference to Exhibit (10-1) of the Company’s Current Report on Form 8-K filed October 11, 2019).*

(10-28) -
The Procter & Gamble 2019 Stock and Incentive Compensation Plan - Additional terms and conditions. (Incorporated by reference to Exhibit (10-28) of the Company's Annual Report on Form 10-K for the year ended June 30, 2024).*

Exhibit (19-1) -	P&G Global Insider Trading Policy. (Incorporated by reference to Exhibit (19-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 2024).

(19-2) -	P&G Share Repurchase Policy. (Incorporated by reference to Exhibit (19-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 2024).

Exhibit (21) -	Subsidiaries of the Registrant. +

Exhibit (23) -	Consent of Independent Registered Public Accounting Firm. +

Exhibit (31) -	Rule 13a-14(a)/15d-14(a) Certifications. +

Exhibit (32) -	Section 1350 Certifications. +

Exhibit (97) -	P&G Dodd-Frank Recoupment Policy. (Incorporated by reference to Exhibit (97) of the Company's Annual Report on Form 10-K for the year ended June 30, 2024).

70 The Procter & Gamble Company

Exhibit (99-1) -	Summary of Directors and Officers Insurance Program. +

101.INS (1)	Inline XBRL Instance Document
101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

*	Compensatory plan or arrangement.
+	Filed herewith.
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
August 04, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JON R. MOELLER (Jon R. Moeller)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 04, 2025

/s/ ANDRE SCHULTEN (Andre Schulten)	Chief Financial Officer (Principal Financial Officer)	August 04, 2025

/s/ MATTHEW W. JANZARUK (Matthew W. Janzaruk)	Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)	August 04, 2025

/s/ B. MARC ALLEN (B. Marc Allen)	Director	August 04, 2025

/s/ CRAIG ARNOLD (Craig Arnold)	Director	August 04, 2025

/s/ BRETT BIGGS (Brett Biggs)	Director	August 04, 2025

/s/ SHEILA BONINI (Sheila Bonini)	Director	August 04, 2025

/s/ AMY L. CHANG (Amy L. Chang)	Director	August 04, 2025

/s/ JOSEPH JIMENEZ (Joseph Jimenez)	Director	August 04, 2025

/s/ CHRISTOPHER J. KEMPCZINSKI (Christopher J. Kempczinski)	Director	August 04, 2025

/s/ DEBRA L. LEE (Debra L. Lee)	Director	August 04, 2025

/s/ TERRY J. LUNDGREN (Terry J. Lundgren)	Director	August 04, 2025

/s/ CHRISTINE M. MCCARTHY (Christine M. McCarthy)	Director	August 04, 2025

/s/ ASHLEY MCEVOY (Ashley McEvoy)	Director	August 04, 2025

/s/ ROBERT J. PORTMAN (Robert J. Portman)	Director	August 04, 2025

/s/ RAJESH SUBRAMANIAM (Rajesh Subramaniam)	Director	August 04, 2025

/s/ PATRICIA A. WOERTZ (Patricia A. Woertz)	Director	August 04, 2025