Form 10-Q
period 2025-09-30
PROCTER & GAMBLE Co
filed 2025-10-24
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025

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
There were 2,336,733,549 shares of Common Stock outstanding as of September 30, 2025.

The Procter & Gamble Company 1
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30
Amounts in millions except per share amounts	2025	2024
NET SALES	$22,386	$21,737
Cost of products sold	10,887	10,421
Selling, general and administrative expense	5,643	5,519
OPERATING INCOME	5,856	5,797
Interest expense	(197)	(238)
Interest income	108	135
Other non-operating income/(expense), net	268	(554)
EARNINGS BEFORE INCOME TAXES	6,034	5,140
Income taxes	1,253	1,152
NET EARNINGS	4,781	3,987
Less: Net earnings attributable to noncontrolling interests	31	28
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$4,750	$3,959

NET EARNINGS PER COMMON SHARE (1)
Basic	$2.00	$1.65
Diluted	$1.95	$1.61
(1)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30
Amounts in millions	2025	2024
NET EARNINGS	$4,781	$3,987
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	(20)	1,026
Unrealized gains/(losses) on investment securities	(2)	2
Unrealized gains/(losses) on defined benefit postretirement plans	3	(21)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(19)	1,007
TOTAL COMPREHENSIVE INCOME	4,762	4,994
Less: Comprehensive income attributable to noncontrolling interests	24	28
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$4,737	$4,965

See accompanying Notes to Consolidated Financial Statements.

2 The Procter & Gamble Company
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			September 30, 2025	June 30, 2025
Assets
CURRENT ASSETS
Cash and cash equivalents			$11,171	$9,556
Accounts receivable			6,487	6,185
INVENTORIES
Materials and supplies			2,072	2,022
Work in process			1,041	1,012
Finished goods			4,735	4,516
Total inventories			7,848	7,551
Prepaid expenses and other current assets			1,612	2,100
TOTAL CURRENT ASSETS			27,118	25,392
PROPERTY, PLANT AND EQUIPMENT, NET			24,119	23,897
GOODWILL			41,643	41,650
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			21,818	21,910
OTHER NONCURRENT ASSETS			12,901	12,381
TOTAL ASSETS			$127,599	$125,231

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$15,609	$15,227
Accrued and other liabilities			10,756	11,318
Debt due within one year			11,631	9,513
TOTAL CURRENT LIABILITIES			37,995	36,058
LONG-TERM DEBT			24,315	24,995
DEFERRED INCOME TAXES			5,893	5,774
OTHER NONCURRENT LIABILITIES			5,844	6,120
TOTAL LIABILITIES			74,048	72,946
SHAREHOLDERS’ EQUITY
Preferred stock			770	777
Common stock – shares issued –	September 2025	4,009.2
	June 2025	4,009.2	4,009	4,009
Additional paid-in capital			68,917	68,770
Reserve for ESOP debt retirement			(637)	(672)
Accumulated other comprehensive loss			(12,156)	(12,143)
Treasury stock			(139,845)	(138,702)
Retained earnings			132,212	129,973
Noncontrolling interest			281	272
TOTAL SHAREHOLDERS’ EQUITY			53,551	52,284
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$127,599	$125,231

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 3
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended September 30, 2025
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2025	2,341,994	$4,009	$777	$68,770	($672)	($12,143)	($138,702)	$129,973	$272	$52,284
Net earnings								4,750	31	4,781
Other comprehensive income/(loss)						(13)			(6)	(19)
Dividends and dividend equivalents ($1.0568 per share):
Common								(2,482)		(2,482)
Preferred								(73)		(73)
Treasury stock purchases	(8,025)						(1,258)			(1,258)
Employee stock plans	1,954			146			110			255
Preferred stock conversions	811		(7)	1			6			—
ESOP debt impacts					35			44		79
Noncontrolling interest, net				—					(16)	(16)
BALANCE SEPTEMBER 30, 2025	2,336,734	$4,009	$770	$68,917	($637)	($12,156)	($139,845)	$132,212	$281	$53,551

	Three Months Ended September 30, 2024
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2024	2,357,051	$4,009	$798	$67,684	($737)	($11,900)	($133,379)	$123,811	$272	$50,559
Net earnings								3,959	28	3,987
Other comprehensive income/(loss)						1,006			1	1,007
Dividends and dividend equivalents ($1.0065 per share):
Common								(2,378)		(2,378)
Preferred								(72)		(72)
Treasury stock purchases	(11,552)						(1,942)			(1,942)
Employee stock plans	8,769			417			492			910
Preferred stock conversions	774		(7)	1			6			—
ESOP debt impacts					30			41		71
Noncontrolling interest, net				—					—	—
BALANCE SEPTEMBER 30, 2024	2,355,042	$4,009	$791	$68,102	($707)	($10,893)	($134,823)	$125,361	$300	$52,141

See accompanying Notes to Consolidated Financial Statements.

4 The Procter & Gamble Company
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30
Amounts in millions	2025	2024
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$9,556	$9,482
OPERATING ACTIVITIES (1)
Net earnings	4,781	3,987
Depreciation and amortization	761	728
Share-based compensation expense	121	105
Deferred income taxes	53	184
Loss/(gain) on sale of assets	(3)	794
Change in accounts receivable	(305)	(134)
Change in inventories	(303)	(188)
Change in accounts payable	648	90
Other	(344)	(1,264)
TOTAL OPERATING ACTIVITIES	5,408	4,302
INVESTING ACTIVITIES
Capital expenditures	(1,200)	(993)
Proceeds from asset sales	8	45
Acquisitions, net of cash acquired	(5)	(6)
Other investing activity	(338)	(154)
TOTAL INVESTING ACTIVITIES	(1,535)	(1,108)
FINANCING ACTIVITIES
Dividends to shareholders	(2,549)	(2,445)
Additions to short-term debt with original maturities of more than three months	1,123	4,090
Reductions in short-term debt with original maturities of more than three months	(1,800)	(571)
Net additions/(reductions) to other short-term debt	2,108	(444)
Reductions in long-term debt	(3)	(70)
Treasury stock purchases	(1,250)	(1,939)
Impact of stock options and other	134	745
TOTAL FINANCING ACTIVITIES	(2,239)	(634)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(20)	116
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,615	2,675
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$11,171	$12,156
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
See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 5
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries ("the Company," "Procter & Gamble," "P&G," "we" or "our") should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025. We have prepared these statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Note that certain columns and rows may not add due to rounding. In the opinion of management, the accompanying Consolidated Financial Statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.
2. New Accounting Pronouncements and Policies
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures”. This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. This amendment is effective for our fiscal year ending June 30, 2026. This guidance will require additional disclosures in the Income Tax footnote but will not have a material impact on our Consolidated Financial Statements.
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
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software”. This guidance amends the accounting for and disclosure of software costs. This amendment is effective for our fiscal year ending June 30, 2029 and the interim periods within that fiscal year. We are currently assessing the impact of this guidance on our Consolidated Financial Statements.
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

6 The Procter & Gamble Company
Operating segments as a percentage of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended September 30
	2025	2024
Fabric Care	23%	23%
Home Care	12%	13%
Hair Care	10%	9%
Baby Care	9%	9%
Family Care	8%	8%
Grooming	8%	8%
Oral Care	8%	8%
Personal Health Care	7%	7%
Feminine Care	6%	6%
Personal Care	6%	6%
Skin Care	3%	3%
Total	100%	100%
(1)% of Net sales by operating segment excludes sales recorded in Corporate.
The following is a summary of reportable segment results:

	Three Months Ended September 30, 2025
	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
Net sales	$4,143	$1,817	$3,220	$7,793	$5,171	$242	$22,386
Cost of products sold	(1,625)	(743)	(1,344)	(4,144)	(2,770)	(261)	(10,887)
Selling, general and administrative expense	(1,387)	(489)	(945)	(1,607)	(955)	(260)	(5,643)
Other segment items (1)	—	—	6	—	—	172	178
Earnings/(loss) before income taxes	1,132	585	937	2,042	1,446	(108)	6,034
Net earnings/(loss)	$879	$463	$718	$1,579	$1,105	$36	$4,781

Other segment information
Depreciation and amortization	$102	$79	$106	$185	$207	$82	$761
Capital expenditures	$74	$132	$109	$283	$274	$328	$1,200
(1)Other segment items for each reportable segment includes interest expense, interest income and certain other non-operating income/(expense).

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 7

	Three Months Ended September 30, 2024
	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
Net sales	$3,892	$1,723	$3,147	$7,710	$5,102	$163	$21,737
Cost of products sold	(1,493)	(706)	(1,259)	(4,005)	(2,730)	(228)	(10,421)
Selling, general and administrative expense	(1,332)	(495)	(935)	(1,628)	(989)	(140)	(5,519)
Other segment items (1)	—	—	—	—	—	(657)	(657)
Earnings/(loss) before income taxes	1,067	522	953	2,077	1,383	(862)	5,140
Net earnings/(loss)	$840	$426	$741	$1,621	$1,066	$(707)	$3,987

Other segment information
Depreciation and amortization	$99	$83	$97	$179	$204	$67	$728
Capital expenditures	$48	$94	$82	$204	$198	$366	$993
(1)Other segment items for each reportable segment includes interest expense, interest income and certain other non-operating income/(expense). Corporate includes non-operating losses comprised primarily of a non-cash charge of $752 for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina.
The Chief Operating Decision Maker (CODM) does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
4. Goodwill and Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
GOODWILL AT JUNE 30, 2025	$14,229	$12,993	$7,941	$1,848	$4,640	$41,650
Acquisitions and divestitures	—	—	—	—	—	—
Translation and other	(1)	(3)	(2)	(1)	—	(7)
GOODWILL AT SEPTEMBER 30, 2025	$14,228	$12,990	$7,939	$1,847	$4,640	$41,643
Goodwill decreased from June 30, 2025, primarily due to currency translation.
Identifiable intangible assets at September 30, 2025, were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$9,180	$(7,078)
Intangible assets with indefinite lives	19,715	—
Total identifiable intangible assets	$28,896	$(7,078)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives primarily consist of brands. The amortization expense of determinable-lived intangible assets for the three months ended September 30, 2025 and 2024, was $79 and $83, respectively.
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
Based on our impairment testing performed during the three months ended December 31, 2024, the Gillette indefinite-lived intangible asset's fair value exceeds its carrying value by greater than 10%. As of September 30, 2025, the carrying value of the Gillette indefinite-lived intangible asset was $12.8 billion. Adverse changes in the business or in the macroeconomic environment, including foreign currency devaluation, increasing global inflation, or market contraction from an economic recession, could reduce the underlying cash flows used to estimate the fair value of the Gillette indefinite-lived intangible asset and trigger an impairment charge.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The most significant assumptions utilized in the determination of the estimated fair value of the Gillette indefinite-lived intangible asset are the net sales growth rates (including residual growth rate), discount rate and royalty rate.
Net sales growth rates could be negatively impacted by reductions or changes in demand for our Gillette products, which may be caused by, among other things: changes in the use and frequency of grooming products, shifts in demand away from one or more of our higher priced products to lower priced products or potential supply chain constraints. In addition, relative global and country/regional macroeconomic factors could result in additional and prolonged devaluation of other countries' currencies relative to the U.S. dollar. The residual growth rate represent the expected rate at which the Gillette brand is expected to grow beyond the shorter-term business planning period. The residual growth rate utilized in our fair value estimates is consistent with the brand operating plans and approximate expected long-term category market growth rates. The residual growth rate depends on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment.
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

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 9
Net earnings per common share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended September 30
	2025	2024
Net earnings attributable to P&G (Diluted)	4,750	3,959
Less: Preferred dividends	73	72
Net earnings attributable to P&G available to common shareholders (Basic)	$4,677	$3,887

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,342.1	2,356.2
Add effect of dilutive securities:
Stock options and other unvested equity awards (1)	25.3	37.9
Convertible preferred shares (2)	69.4	71.9
Diluted weighted average common shares outstanding	2,436.8	2,466.0

NET EARNINGS PER COMMON SHARE
Basic	$2.00	$1.65
Diluted	$1.95	$1.61
(1)For the three months ended September 30, 2025 and 2024, the weighted average of stock options that were antidilutive and not included in the diluted net earnings per share calculation were 11 million and 1 million, respectively.
(2)An overview of preferred shares can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit impacts:

	Three Months Ended September 30
	2025	2024
Share-based compensation expense	$121	$105
Net periodic benefit cost for pension benefits	41	37
Net periodic benefit (credit) for other retiree benefits	(153)	(180)
7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the three months ended September 30, 2025.
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
Cash equivalents were $9.9 billion and $8.3 billion as of September 30, 2025 and June 30, 2025, respectively, and are classified as Level 1 within the fair value hierarchy. The Company had no other material investments in debt or equity securities during the periods presented.
The fair value of long-term debt was $29.6 billion and $29.5 billion as of September 30, 2025 and June 30, 2025, respectively. This includes the current portion of long-term debt instruments ($6.0 billion and $5.3 billion as of September 30, 2025 and June 30, 2025, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

Amounts in millions of dollars except per share amounts or as otherwise specified.

10 The Procter & Gamble Company
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of September 30, 2025 and June 30, 2025, are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	September 30, 2025	June 30, 2025	September 30, 2025	June 30, 2025	September 30, 2025	June 30, 2025
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$3,283	$3,280	$—	$—	$(195)	$(201)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$14,581	$11,874	$7	$—	$(582)	$(860)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$17,863	$15,154	$7	$—	$(777)	$(1,061)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$4,339	$3,576	$3	$19	$(9)	$—

TOTAL DERIVATIVES AT FAIR VALUE	$22,202	$18,730	$11	$19	$(786)	$(1,062)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $3.1 billion as of September 30, 2025 and June 30, 2025. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $11.2 billion as of September 30, 2025 and June 30, 2025. The increase in notional balance of the derivative instruments designated as net investment hedges is primarily driven by the Company's decision to leverage favorable interest rate spreads in the foreign currency swap market.
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
Certain of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a liability position was $772 and $1.1 billion as of September 30, 2025 and June 30, 2025, respectively. The Company has not been required to post collateral as a result of these contractual features.
Before tax gains and losses on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended September 30
	2025	2024
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign currency interest rate contracts	$14	$(501)
(1)    For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $71 and $50 for the three months ended September 30, 2025 and 2024, respectively.
(2)    In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in Accumulated other comprehensive income (AOCI) for such instruments was $30 and $(611) for the three months ended September 30, 2025 and 2024, respectively.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 11

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended September 30
	2025	2024
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$6	$76
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$(6)	$126
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
8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

	Investment Securities	Postretirement Benefit Plans	Foreign Currency Translation	Total AOCI
BALANCE AT JUNE 30, 2025, NET OF TAX	$9	$(777)	$(11,375)	$(12,143)
Other comprehensive income/(loss), before tax:
OCI before reclassifications	(2)	(8)	(10)	(19)
Amounts reclassified to the Consolidated Statement of Earnings	—	13	—	13
Total other comprehensive income/(loss), before tax	(2)	5	(10)	(7)
Tax effect	—	(2)	(10)	(12)
Total other comprehensive income/(loss), net of tax	(2)	3	(20)	(19)
Less: OCI attributable to noncontrolling interests, net of tax	—	—	(6)	(6)
BALANCE AT SEPTEMBER 30, 2025, NET OF TAX	$7	$(774)	$(11,389)	$(12,156)
Foreign currency translation includes financial statement translation and changes in fair value of net investment hedges (see Note 7).
Postretirement benefit plan amounts are reclassified from AOCI into Other non-operating income/(expense), net and included in the computation of net periodic postretirement costs.
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
Income Tax Uncertainties
The Company is present in about 70 countries and over 150 taxable jurisdictions and, at any point in time, has 30–40 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2010 and forward. We are generally not able to reliably estimate the timing and ultimate settlement amounts until the close of an audit. Based on information currently available, we anticipate over the next 12-month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued liabilities of approximately $132, including interest and penalties.
Amounts in millions of dollars except per share amounts or as otherwise specified.

12 The Procter & Gamble Company
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
10. Supplier Finance Programs
The Company has an ongoing program to negotiate extended payment terms with its suppliers consistent with market practices. The Company also supports a Supply Chain Finance program (“SCF”) with several global financial institutions. Under SCF, the Company maintains an accounts payable system to facilitate participating suppliers' ability to sell receivables from the Company to a SCF bank. These participating suppliers negotiate their sales of receivables arrangements directly with the respective SCF bank. The Company is not party to those agreements, but the SCF banks allow the suppliers to utilize the Company’s creditworthiness in establishing credit spreads and associated costs. Under this model, this arrangement generally provides the suppliers with more favorable terms than they would be able to secure on their own. The Company has no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier chooses to participate in SCF, the supplier selects which individual Company invoices to sell to the SCF bank. The Company’s obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the supplier’s decisions to finance amounts under these arrangements. The Company does not provide any form of guarantee under these financing arrangements. Our payment terms for suppliers under this program generally range from 60 to 180 days. All outstanding amounts related to suppliers participating in SCF are recorded within Accounts payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows. The amount due to suppliers participating in SCF and included in Accounts payable was approximately $5.9 billion as of September 30, 2025 and $5.8 billion as of June 30, 2025.
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
In June 2025, the Company announced a portfolio and productivity plan to streamline its portfolio and organization to improve its cost structure and competitiveness. The Company expects to incur approximately $1.5 to $2.0 billion in before-tax restructuring costs over two years. The Company expects to incur half of the costs under this plan by the end of fiscal 2026, with the remainder incurred in fiscal 2027.
The restructuring activities will be executed across the Sector Business Units as well as the Enterprise Markets, Corporate Functions and Global Business Services. These restructuring activities include a plan for a reduction of up to 7,000 non-manufacturing overhead personnel by the end of fiscal 2027. In addition, the plan includes brand and market exits as well as the optimization of the supply chain and other manufacturing processes.
Costs incurred under the plan will consist primarily of costs to separate employees and asset-related costs to exit facilities. The Company will also incur other types of costs outlined below as a direct result of the plan. For the three months ended September 30, 2025, the Company incurred total before tax charges of $215 including $100 in Costs of products sold, $106 in SG&A and $9 in Other non-operating income/(expense), net.
The following table presents restructuring activity for the three months ended September 30, 2025:

	Separations	Asset Related Costs	Other	Total
RESERVE JUNE 30, 2025	$120	$—	$69	$189
Costs incurred for the three months ended September 30, 2025	124	27	65	215
Costs paid/settled for the three months ended September 30, 2025	(62)	(27)	(42)	(131)
RESERVE SEPTEMBER 30, 2025	$182	$—	$91	$273
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

The Procter & Gamble Company 13
Other Costs
Other restructuring-type charges are incurred as a direct result of the restructuring plan. Such charges include asset removal and termination of contracts related to supply chain redesign.

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
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, changes in global interest rates and rate differentials, currency exchange, or pricing controls and tariffs; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to effect the expected share repurchases and dividend payments; (3) the ability to successfully manage uncertainties related to changing political and geopolitical conditions and potential implications such as exchange rate fluctuations, market contraction, boycotts, variability and unpredictability in trade relations, sanctions, tariffs or other trade controls; (4) the ability to manage disruptions in credit markets or to our banking partners or changes to our credit rating; (5) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to various factors, including ones outside of our control, such as natural disasters, acts of war or terrorism or disease outbreaks; (6) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials and costs of labor, transportation, energy, pensions and healthcare; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy, packaging content, supply chain practices, social or environmental practices or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third-party relationships, such as our suppliers, contract manufacturers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third-party information and operational technology systems, networks and services and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage the demand, supply and operational challenges, as well as governmental responses or mandates, associated with a disease outbreak, including epidemics, pandemics or similar widespread public health concerns; (13) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits, evolving digital marketing and selling platform requirements and technological advances attained by, and patents granted to, competitors; (14) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; (15) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited; (16) the ability to successfully manage current and expanding regulatory and legal requirements and matters (including, without limitation, those laws, regulations, policies and related interpretations involving product liability, product and packaging composition, manufacturing processes, intellectual property, labor and employment, antitrust, privacy, cybersecurity, data protection and data transfers, artificial intelligence, tax, the environment, due diligence, risk oversight, accounting and financial reporting) and to resolve new and pending matters within current estimates; (17) the ability to manage changes in applicable tax laws and regulations; and (18) the ability to continue delivering progress towards our environmental sustainability ambitions. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein is included in the section titled "Economic Conditions and Uncertainties" and the section titled "Risk Factors" (Part II, Item 1A) of this Form 10-Q.
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
The MD&A is organized in the following sections:
•Overview
•Summary of Results – Three Months Ended September 30, 2025
•Economic Conditions and Uncertainties
•Results of Operations – Three Months Ended September 30, 2025
•Segment Results – Three Months Ended September 30, 2025
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
Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share and consumption information. References to market share and consumption in the MD&A are based on a combination of vendor-purchased traditional brick-and-mortar and online data in key markets as well as internal estimates. All market share references represent the percentage of sales of our products in dollar terms on a constant currency basis relative to all product sales in the category. The Company measures quarter and fiscal year to date market share through the most recent period for which market share data is available, which typically reflects a lag time of one or two months as compared to the end of the reporting period. Management also uses unit volume growth to evaluate drivers of changes in net sales. Organic volume growth reflects year-over-year changes in unit volume excluding the impacts of acquisitions and divestitures and certain one-time items, if applicable, and is used to explain changes in organic sales. In the presentation of data in tables or other charts, certain columns and rows may not add due to rounding.
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

The Procter & Gamble Company 15
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
The following table provides the percentage of net sales and net earnings by reportable business segment (excluding Corporate) for the three months ended September 30, 2025:

	Three Months Ended September 30, 2025
	Net Sales	Net Earnings
Beauty	19%	19%
Grooming	8%	10%
Health Care	15%	15%
Fabric & Home Care	35%	33%
Baby, Feminine & Family Care	23%	23%
Total Company	100%	100%
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
Focused Portfolio, Supply Chain and Productivity Plan
In June 2025, the Company announced a portfolio and productivity plan to streamline its portfolio and organization to improve its cost structure and competitiveness. The Company expects to incur approximately $1.5 to $2.0 billion in before-tax restructuring costs over a two-year period. The Company expects to incur half of the costs under this plan by the end of fiscal 2026, with the remainder incurred in fiscal 2027. The restructuring activities will be executed across the Sector Business Units

16 The Procter & Gamble Company
as well as the Enterprise Markets, Corporate Functions and Global Business Services. These restructuring activities include a plan for a reduction of up to 7,000 non-manufacturing overhead personnel by the end of fiscal 2027.
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
SUMMARY OF RESULTS – Three Months Ended September 30, 2025
The following are highlights of results for the three months ended September 30, 2025, versus the three months ended September 30, 2024:
•Net sales were $22.4 billion, an increase of $649 million, or 3%, versus the prior year period. Net sales increased mid-single digits in Beauty and Grooming and low single digits in Health Care, Baby, Feminine & Family Care and Fabric & Home Care. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 2%. Organic sales increased mid-single digits in Beauty and low single digits in Grooming and Health Care. Organic sales in Fabric & Home Care and Baby, Feminine & Family Care were unchanged.
•Net earnings were $4.8 billion, an increase of $794 million, or 20%, versus the prior year period due primarily to higher restructuring charges related to the substantial liquidation of operations in certain Enterprise Markets, including Argentina in the prior year period.
•Net earnings attributable to Procter & Gamble were $4.8 billion, an increase of $791 million, or 20%, versus the prior year period.
•Diluted EPS increased 21% to $1.95 due to the increase in net earnings. Core EPS, which excludes incremental restructuring charges, increased 3% to $1.99.
•Operating cash flow was $5.4 billion. Adjusted free cash flow, which is defined as operating cash flow less capital expenditures and excluding payments for the transitional tax resulting from the 2017 U.S. Tax Act, was $4.9 billion. Adjusted free cash flow productivity, which is defined as adjusted free cash flow as a percentage of net earnings, was 102%.
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

The Procter & Gamble Company 17
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
RESULTS OF OPERATIONS – Three Months Ended September 30, 2025
The following discussion provides a review of results for the three months ended September 30, 2025, versus the three months ended September 30, 2024.

	Three Months Ended September 30
Amounts in millions, except per share amounts	2025	2024	% Chg
Net sales	$22,386	$21,737	3%
Operating income	5,856	5,797	1%
Earnings before income taxes	6,034	5,140	17%
Net earnings	4,781	3,987	20%
Net earnings attributable to Procter & Gamble	4,750	3,959	20%
Diluted net earnings per common share	1.95	1.61	21%
Core net earnings per common share	1.99	1.93	3%

	Three Months Ended September 30
COMPARISONS AS A PERCENTAGE OF NET SALES	2025	2024	Basis Pt Chg
Gross margin	51.4%	52.1%	(70)
Selling, general & administrative expense	25.2%	25.4%	(20)
Operating income	26.2%	26.7%	(50)
Earnings before income taxes	27.0%	23.6%	340
Net earnings	21.4%	18.3%	310
Net earnings attributable to Procter & Gamble	21.2%	18.2%	300
Net Sales
Net sales for the quarter increased 3% to $22.4 billion. The increase in net sales was due to higher pricing of 1%, favorable mix of 1% and favorable foreign exchange of 1%. Volume had a neutral impact on net sales. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 2%.

18 The Procter & Gamble Company
The following table summarizes key drivers of the change in net sales by reportable segment:

	Net Sales Change Drivers 2025 vs. 2024 (Three Months Ended September 30) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	4%	4%	1%	2%	(1)%	—%	6%
Grooming	1%	1%	2%	4%	(2)%	—%	5%
Health Care	(2)%	(2)%	1%	1%	2%	—%	2%
Fabric & Home Care	(2)%	(2)%	2%	1%	—%	—%	1%
Baby, Feminine & Family Care	—%	—%	1%	—%	—%	—%	1%
Total Company	—%	—%	1%	1%	1%	—%	3%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 70 basis points to 51.4% of net sales for the quarter. The decrease in gross margin was due to:
•100 basis points of decline from unfavorable product mix,
•70 basis points of product and packaging investments,
•60 basis points of higher costs from tariffs,
•20 basis points of unfavorable foreign exchange impacts,
•20 basis points of higher restructuring costs and
•10 basis points of higher commodity costs.
These impacts were partially offset by:
•140 basis points of manufacturing productivity savings,
•50 basis points of increase due to higher pricing and
•20 basis points of other items and rounding.
Total SG&A spending increased 2% to $5.6 billion versus the prior year period due to increased marketing spending and overhead costs. SG&A as a percentage of net sales decreased 20 basis points to 25.2% due to a decrease in marketing spending as a percentage of net sales. Marketing spending as a percentage of net sales decreased 20 basis points due to productivity savings. Overhead costs as a percentage of net sales were unchanged as wage inflation and foreign exchange headwinds were offset by productivity savings. Other operating expenses as a percentage of net sales were unchanged. Productivity-driven cost savings delivered 90 basis points of benefit to SG&A as a percentage of net sales.
Operating income increased $59 million, or 1%, to $5.9 billion and operating margin decreased 50 basis points to 26.2% versus the prior year period due to the decrease in gross margin, partially offset by a decrease in SG&A as a percentage of net sales, the components of which are described above.
Non-Operating Expenses and Income
Interest expense was $197 million for the quarter, a decrease of $41 million versus the prior year period. Interest income was $108 million for the quarter, a decrease of $27 million versus the prior year period. Other non-operating income/(expense) was $268 million, which is an increase of $822 million versus the prior year period due primarily to a non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina in the prior year period.
Income Taxes
The effective income tax rate for the three months ended September 30, 2025, was 20.8%, compared to 22.4% for the three months ended September 30, 2024. The decrease in the effective tax rate was primarily driven by the prior year charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina of 300 basis points and discrete impacts related to uncertain tax positions, partially offset by a 200 basis-point increase due to lower excess tax benefits of share-based compensation in the current year.
Net Earnings
Net earnings were $4.8 billion, an increase of $794 million, or 20%, versus the prior year period due to the increase in operating income, the increase in other non-operating income and the decrease in the effective tax rate. Foreign exchange had a negative impact of approximately $4 million on net earnings for the quarter, including both transactional and translational impacts from

The Procter & Gamble Company 19
converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble were $4.8 billion, an increase of $791 million, or 20%, for the quarter. Diluted EPS increased 21% to $1.95 versus the prior year period.
SEGMENT RESULTS – Three Months Ended September 30, 2025
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three months ended September 30, 2025, is provided based on a comparison to the three months ended September 30, 2024. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales, earnings before income taxes and net earnings by reportable business segment for the three months ended September 30, 2025, versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended September 30, 2025
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$4,143	6%	$1,132	6%	$879	5%
Grooming	1,817	5%	585	12%	463	9%
Health Care	3,220	2%	937	(2)%	718	(3)%
Fabric & Home Care	7,793	1%	2,042	(2)%	1,579	(3)%
Baby, Feminine & Family Care	5,171	1%	1,446	5%	1,105	4%
Corporate	242	N/A	(108)	N/A	36	N/A
Total Company	$22,386	3%	$6,034	17%	$4,781	20%

Beauty
Three months ended September 30, 2025, compared with three months ended September 30, 2024
Beauty net sales increased 6% to $4.1 billion, as a unit volume increase of 4%, the positive impacts of pricing of 2% and favorable foreign exchange of 1% were partially offset by unfavorable product mix of 1%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 6%. Global market share of the Beauty segment decreased 0.5 points.
•Hair Care net sales increased mid-single digits. Positive impacts of an increase in unit volume, innovation-driven pricing (primarily in North America and Europe) and favorable foreign exchange were partially offset by unfavorable product and geographic mix. The volume increase was driven by growth in Europe and Latin America (both due to innovation). Organic sales increased low single digits due to double-digit growth in Europe and high single-digit growth in Latin America, partially offset by a low single-digit decline in North America. Global market share of the Hair Care category decreased 1 point.
•Personal Care net sales increased double digits. Positive impacts from an increase in unit volume, innovation-driven pricing (primarily in North America and Latin America) and favorable foreign exchange were partially offset by negative impacts from geographic mix. The volume increase was across all regions, led by growth in North America, Greater China and Europe (all due to innovation). Organic sales increased high single digits due to mid-teens growth in Europe and high single-digit growth in North America and Greater China. Global market share of the Personal Care category increased 0.2 points.
•Skin Care net sales increased mid-single digits. Positive impacts from favorable product mix, higher pricing (primarily in North America) and favorable foreign exchange were partially offset by a decrease in unit volume. The volume decrease was driven by Europe (due to distribution loss). Organic sales increased mid-single digits due to high single-digit growth in Greater China and Asia Pacific. Global market share of the Skin Care category decreased 1 point.
Net earnings increased 5% to $879 million due to an increase in net sales, partially offset by a 40 basis-point decline in net earnings margin. Net earnings margin decreased due to a decrease in gross margin and a higher effective tax rate, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decline of 80 basis points was driven by higher cost of tariffs, unfavorable category mix and higher commodity costs, partially offset by productivity savings. SG&A as a percentage of net sales decreased due to the positive scale impacts of the net sales increase and a decrease in overhead spending. The higher effective tax rate was driven by unfavorable geographic mix.
Grooming
Three months ended September 30, 2025, compared with three months ended September 30, 2024
Grooming net sales increased 5% to $1.8 billion as innovation-driven pricing of 4% (primarily by North America and Europe), favorable foreign exchange of 2% and a unit volume increase of 1% were partially offset by the negative impacts of unfavorable product mix of 2%. Unit volume increased as growth in Latin America (due to increased distribution) was partially offset by a decline in IMEA (due to competitive activity). Excluding the impact of acquisitions and divestitures and foreign

20 The Procter & Gamble Company
exchange, organic sales increased 3% driven by high single-digit growth in Latin America and mid-single-digit growth in Europe, partially offset by low single-digit growth in North America. Global market share of the Grooming segment decreased 0.8 points.
Net earnings increased 9% to $463 million due to an increase in net sales and a 80 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin and a decrease in SG&A as a percentage of net sales, partially offset by a higher effective tax rate. The gross margin improvement of 10 basis points was primarily driven by increased pricing, partially offset by higher cost of tariffs and unfavorable product mix. SG&A as a percentage of net sales decreased due to the positive scale impacts of the net sales increase and a decrease in marketing spending. The higher effective tax rate was driven by unfavorable geographic mix.
Health Care
Three months ended September 30, 2025, compared with three months ended September 30, 2024
Health Care net sales increased 2% to $3.2 billion as the benefits of favorable product mix of 2%, higher pricing of 1% and favorable foreign exchange impacts of 1% were partially offset by a 2% decline in unit volume. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 1%. Global market share of the Health Care segment increased 0.3 points.
•Oral Care net sales increased low single digits driven by positive impacts of favorable product mix (due to growth of power brushes and premium paste, which have higher than category-average selling prices) and favorable foreign exchange, partially offset by a unit volume decline. Unit volume decreased across all regions (due to market contraction and increased competitive activity) except unit volume increased in Latin America (due to distribution gains). Organic sales were unchanged as low single-digit increases in North America and Latin America were fully offset by a double-digit decrease in Asia Pacific and a high single-digit decrease in Greater China. Global market share of the Oral Care category decreased 0.3 points.
•Personal Health Care net sales increased low single digits driven by positive impacts of higher pricing (driven by Latin America and North America) and favorable foreign exchange, partially offset by a unit volume decrease. The unit volume decrease was driven by a decline in North America (due to a shift in customer order timing ahead of the respiratory season), partially offset by a unit volume increase in IMEA (due to innovation). Organic sales increased low single digits driven by a mid-teens increase in Latin America and a mid-single-digit increase in Europe, partially offset by a mid-single-digit decline in North America. Global market share of the Personal Health Care category increased 0.5 points.
Net earnings decreased 3% to $718 million due to a 120 basis-point decrease in net earnings margin. Net earnings margin decreased due to a decrease in gross margin, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decrease of 170 basis points was driven primarily by unfavorable geographic mix and higher cost of tariffs, partially offset by productivity savings. SG&A as a percentage of net sales decreased due to the positive scale impacts of the net sales increase.
Fabric & Home Care
Three months ended September 30, 2025, compared with three months ended September 30, 2024
Fabric & Home Care net sales increased 1% to $7.8 billion driven by favorable foreign exchange of 2% and the benefits of higher pricing of 1%, partially offset by a unit volume decrease of 2%. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales were unchanged. Global market share of the Fabric & Home Care segment decreased 0.4 points.
•Fabric Care net sales were unchanged as positive impacts from favorable foreign exchange were fully offset by negative impacts from a unit volume decrease. The unit volume decrease was driven by a decline in Europe (due to increased competitive activity), partially offset by an increase in Asia Pacific and Latin America (both due to market growth). Organic sales decreased low single digits driven by a double-digit decline in Europe, partially offset by a low single-digit increase in North America. Global market share of the Fabric Care category decreased 0.9 points.
•Home Care net sales increased low single digits driven by the positive impacts of higher pricing (primarily in North America and Europe) and favorable foreign exchange, partially offset by a decrease in unit volume. The decrease in volume was due primarily to a decline in Europe (due to increased competitive activity), partially offset by an increase in North America (due to innovation). Organic sales increased low single digits driven by a low single-digit increase in North America, partially offset by a high single-digit decrease in Asia Pacific. Global market share of the Home Care category increased 0.4 points.
Net earnings decreased 3% to $1.6 billion due to a 70 basis-point decrease in net earnings margin. Net earnings margin decreased due to a decrease in gross margin, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decrease of 130 basis points was driven by unfavorable product mix, higher cost of tariffs and higher commodities, partially offset by productivity savings. SG&A as a percentage of net sales decreased due to a decrease in marketing spending.

The Procter & Gamble Company 21
Baby, Feminine & Family Care
Three months ended September 30, 2025, compared with three months ended September 30, 2024
Baby, Feminine & Family Care net sales increased 1% to $5.2 billion driven by favorable foreign exchange of 1%. Unit volume was unchanged. Excluding the impacts of foreign exchange and acquisitions and divestitures, organic sales were unchanged. Global market share of the Baby, Feminine & Family Care segment decreased 0.3 points.
•Baby Care net sales increased low single digits driven by the positive impacts of favorable foreign exchange, premium product mix and an increase in unit volume. The unit volume increase was driven by Greater China and Europe (both due to distribution gains), partially offset by a unit volume decrease in North America (due to competitive activity). Organic sales increased low single digits driven by a 20% increase in Greater China and a mid-single-digit increase in Latin America, partially offset by a low single-digit decline in North America. Global market share of the Baby Care category increased 0.1 points.
•Feminine Care net sales increased low single digits driven by positive impacts of premium product mix, favorable foreign exchange and innovation-driven pricing (primarily in North America), partially offset by a unit volume decline. The unit volume decrease was driven by declines in IMEA (due to distribution losses) and Greater China (due to market contraction). Organic sales were unchanged as the impact of a low single-digit growth in North America was offset by a high single-digit decline in IMEA and a low single-digit decline in Europe. Global market share of the Feminine Care category increased 0.1 points.
•Net sales in Family Care, which is predominantly a North America business, decreased low single digits driven by lower pricing (due to merchandising investments). Unit volume was unchanged. Organic sales also decreased low single digits. North America market share of the Family Care category decreased 0.8 points.
Net earnings increased 4% to $1.1 billion due to an increase in net sales and a 50 basis-point increase in net earnings margin. Net earnings margin increased due to a decrease in SG&A as a percentage of net sales, partially offset by an increase in the effective tax rate and a decrease in gross margin. The gross margin decrease of 10 basis points was primarily due to unfavorable category mix and higher cost of tariffs, partially offset by productivity savings and lower commodity costs. SG&A as a percentage of net sales decreased primarily due to a decrease in marketing spending. The higher effective tax rate was driven by unfavorable geographic mix.
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
For the three months ended September 30, 2025, Corporate net sales increased $79 million to $242 million due to an increase in net sales of incidental businesses managed at the corporate level. Corporate net earnings increased $743 million to $36 million for the quarter due primarily to restructuring charges related to the substantial liquidation of operations in certain Enterprise Markets, including Argentina, in the prior year period.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
Operating cash flow was $5.4 billion fiscal year to date, an increase of $1.1 billion versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and gain/loss on sale of assets), generated $5.7 billion of operating cash flow. Working capital and other impacts consumed $304 million of cash in the period. Accounts receivable increased, consuming $305 million of cash, driven primarily by sales growth. Days sales outstanding were flat. Total inventories increased, consuming $303 million of cash, driven primarily by increased safety stock levels and new product initiatives. Days inventory on hand decreased by one day. Trade payables increased, generating $648 million of cash, driven primarily by increased supply chain activity in line with the increase in inventory. Other impacts consumed additional cash of $344 million primarily driven by the payment of the transitional tax related to the 2017 U.S. Tax Act and a reduction in postretirement benefit and compensation accruals, partially offset by current year income tax accruals in excess of estimated payments.
Investing Activities
Investing activities used $1.5 billion of cash fiscal year to date primarily driven by capital expenditures.
Financing Activities
Financing activities used $2.2 billion of net cash fiscal year to date, mainly due to dividends to shareholders and treasury stock purchases, partially offset by a net debt increase.

22 The Procter & Gamble Company
As of September 30, 2025, our current liabilities exceeded current assets by $10.9 billion. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient funding to meet short-term financing requirements.
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

The following tables provide a numerical reconciliation of net sales growth to organic sales growth:

Three Months Ended September 30, 2025	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	6%	(1)%	1%	6%
Grooming	5%	(2)%	—%	3%
Health Care	2%	(1)%	—%	1%
Fabric & Home Care	1%	(2)%	1%	—%
Baby, Feminine & Family Care	1%	(1)%	—%	—%
Total Company	3%	(1)%	—%	2%
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
The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

Three Months Ended September 30, 2025
Operating Cash Flow	Capital Spending	2017 U.S. Tax Act Payments	Adjusted Free Cash Flow
$5,408	$(1,200)	$688	$4,896
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
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

Three Months Ended September 30, 2025
Adjusted Free Cash Flow	Net Earnings	Adjusted Free Cash Flow Productivity
$4,896	$4,781	102%
Core EPS. Core EPS is a measure of the Company's diluted EPS excluding items that are not judged by management to be part of the Company's sustainable results or trends. Management views this non-GAAP measure as a useful supplemental measure of Company performance over time. This measure is also used in assessing the achievement of management goals for at-risk

The Procter & Gamble Company 23
compensation. The Core earnings measures included in the following reconciliation tables refer to the equivalent GAAP measures adjusted as applicable for the following items:
•Incremental restructuring: The Company has historically had an ongoing level of restructuring activities of approximately $250 - $500 million before tax. On June 5, 2025, the Company announced a portfolio and productivity plan to streamline its portfolio and organization to improve its cost structure and competitiveness. In the fiscal year ended June 30, 2024, the Company started a limited market portfolio restructuring of its business operations, primarily in certain Enterprise Markets, including Argentina and Nigeria, to address challenging macroeconomic and fiscal conditions. During the period ended September 30, 2024, the Company completed this limited market portfolio restructuring with the substantial liquidation of its operations in Argentina. The adjustment to Core earnings includes the restructuring charges that exceed the normal, recurring level of restructuring charges.
We do not view the above items to be part of our sustainable results, and their exclusion from Core earnings measures provides a more comparable measure of year-on-year results. These items are also excluded when evaluating senior management in determining their at-risk compensation.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Three Months Ended September 30, 2025
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Core (Non-GAAP)
Cost of products sold	$10,887	$(39)	$10,848
Selling, general and administrative expense	5,643	(77)	5,566
Operating income	5,856	116	5,972
Other non-operating income/(expense), net	268	7	275
Income taxes	1,253	23	1,276
Net earnings attributable to P&G	4,750	100	4,850
			Core EPS
Diluted net earnings per common share (1)	$1.95	$0.04	$1.99
(1)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
Net earnings attributable to P&G	20%
Core net earnings attributable to P&G	2%
Diluted net earnings per common share	21%
Core EPS	3%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Three Months Ended September 30, 2024
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Core (Non-GAAP)
Cost of products sold	$10,421	$20	$10,441
Selling, general and administrative expense	5,519	(25)	5,494
Operating income	5,797	5	5,802
Other non-operating income/(expense), net	(554)	789	235
Income taxes	1,152	(7)	1,145
Net earnings attributable to P&G	3,959	801	4,761
			Core EPS
Diluted net earnings per common share (1)	$1.61	$0.32	$1.93
(1)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

24 The Procter & Gamble Company

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since June 30, 2025. Additional information can be found in Note 9, Risk Management Activities and Fair Value Measurements, of the Company's Form 10-K for the fiscal year ended June 30, 2025.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no material changes during the quarter ended September 30, 2025, to our disclosure in Part I, Item 3, “Legal Proceedings” of our Form 10-K for the fiscal year ended June 30, 2025. There were no relevant matters to disclose under this Item for this period.

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2025.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
7/01/2025 - 7/31/2025	2,819,273	$159.55	—	(3)
8/01/2025 - 8/31/2025	4,032,558	154.99	4,032,558	(3)
9/01/2025 - 9/30/2025	3,991,667	156.58	3,991,667	(3)
Total	10,843,498	$156.76	8,024,225	(3)
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
(3)In accordance with the repurchase program announced on July 29, 2025, the Company reaffirmed in its earnings release on October 24, 2025, that it expects to reduce outstanding shares through direct share repurchases at a value of approximately $5 billion in fiscal year 2026, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of debt.

The Procter & Gamble Company 25

Item 5.	Other Information
During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

26 The Procter & Gamble Company

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

10.1	The Procter & Gamble Company 2025 Stock and Incentive Compensation Plan*+

10.2	Short-Term Achievement Reward Program*+

10.3	Performance Stock Program Summary*+

10.4	Long-Term Incentive Program Summary*+

10.5
Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2025 Stock and incentive Compensation Plan, The Procter & Gamble 2019 Stock and Incentive Compensation Plan and The Procter & Gamble 2014 Stock and Incentive Compensation Plan.*+

10.6	Retirement Plan Restoration Program Summary*+

10.7	Form of STAR Stock Option Award Agreement*+

10.8	Form of Director Annual RSU Award Agreement*+

10.9	Form of Director Annual RSU Award Agreement (Deferred)*+

10.10	Form of Director RSU Award Agreement (Quarterly Fees)*+

10.11	Form of PSU Award Agreement*+

10.12	Form of Deferred PSU Award Agreement*+

10.13	Form of LTIP RSU Award Agreement*+

10.14	Form of LTIP Stock Option Award Agreement*+

10.15	Form of Special RSU Award Agreement*+

10.16	Form of Retirement Restoration Plan RSU Award Agreement*+

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

The Procter & Gamble Company 27

*	Compensatory plan or arrangement

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

October 24, 2025	/s/ MATTHEW W. JANZARUK
Date	(Matthew W. Janzaruk)
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)