Form 10-Q
period 2025-12-31
PROCTER & GAMBLE Co
filed 2026-01-23
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2025

OR

☐	False	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

THE PROCTER & GAMBLE COMPANY
(Exact name of registrant as specified in its charter)

Ohio	OH	1-434	31-0411980
(State of Incorporation)		(Commission File Number)	(I.R.S. Employer Identification Number)
One Procter & Gamble Plaza		Cincinnati	OH
One Procter & Gamble Plaza, Cincinnati, Ohio			45202
(Address of principal executive offices)			(Zip Code)
(513) 983-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without Par Value	PG	NYSE
0.110% Notes due 2026	PG26D	NYSE
3.250% EUR Notes due 2026	PG26F	NYSE
4.875% EUR Notes due May 2027	PG27A	NYSE
1.200% Notes due 2028	PG28	NYSE
3.150% EUR Notes due 2028	PG28B	NYSE
1.250% Notes due 2029	PG29B	NYSE
1.800% Notes due 2029	PG29A	NYSE
6.250% GBP Notes due January 2030	PG30	NYSE
0.350% Notes due 2030	PG30C	NYSE
0.230% Notes due 2031	PG31A	NYSE
3.250% EUR Notes due 2031	PG31B	NYSE
5.250% GBP Notes due January 2033	PG33	NYSE
2.900% Notes due 2033	PG33B	NYSE
3.200% EUR Notes due 2034	PG34C	NYSE
1.875% Notes due 2038	PG38	NYSE
0.900% Notes due 2041	PG41	NYSE
3.650% Notes due 2045	PG45	NYSE

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
There were 2,324,000,685 shares of Common Stock outstanding as of December 31, 2025.

The Procter & Gamble Company 1
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions except per share amounts	2025	2024	2025	2024
NET SALES	$22,208	$21,882	$44,594	$43,619
Cost of products sold	10,834	10,418	21,721	20,839
Selling, general and administrative expense	6,008	5,723	11,651	11,242
OPERATING INCOME	5,366	5,741	11,222	11,538
Interest expense	(220)	(240)	(417)	(478)
Interest income	115	119	222	254
Other non-operating income/(expense), net	160	224	427	(330)
EARNINGS BEFORE INCOME TAXES	5,421	5,845	11,455	10,985
Income taxes	1,090	1,187	2,343	2,339
NET EARNINGS	4,331	4,659	9,112	8,646
Less: Net earnings attributable to noncontrolling interests	12	29	42	56
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$4,319	$4,630	$9,070	$8,589

NET EARNINGS PER COMMON SHARE (1)
Basic	$1.82	$1.94	$3.82	$3.59
Diluted	$1.78	$1.88	$3.73	$3.49
(1)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions	2025	2024	2025	2024
NET EARNINGS	$4,331	$4,659	$9,112	$8,646
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	45	(770)	25	256
Unrealized gains/(losses) on investment securities	2	—	1	1
Unrealized gains/(losses) on defined benefit postretirement plans	(2)	24	1	3
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	46	(747)	27	260
TOTAL COMPREHENSIVE INCOME	4,377	3,912	9,139	8,906
Less: Comprehensive income attributable to noncontrolling interests	10	26	34	54
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$4,367	$3,887	$9,105	$8,852

See accompanying Notes to Consolidated Financial Statements.

2 The Procter & Gamble Company
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			December 31, 2025	June 30, 2025
Assets
CURRENT ASSETS
Cash and cash equivalents			$10,825	$9,556
Accounts receivable			6,279	6,185
INVENTORIES
Materials and supplies			2,139	2,022
Work in process			1,007	1,012
Finished goods			4,672	4,516
Total inventories			7,817	7,551
Prepaid expenses and other current assets			1,666	2,100
TOTAL CURRENT ASSETS			26,588	25,392
PROPERTY, PLANT AND EQUIPMENT, NET			24,487	23,897
GOODWILL			41,665	41,650
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			21,737	21,910
OTHER NONCURRENT ASSETS			12,809	12,381
TOTAL ASSETS			$127,286	$125,231

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$15,173	$15,227
Accrued and other liabilities			10,463	11,318
Debt due within one year			11,062	9,513
TOTAL CURRENT LIABILITIES			36,699	36,058
LONG-TERM DEBT			25,577	24,995
DEFERRED INCOME TAXES			5,974	5,774
OTHER NONCURRENT LIABILITIES			5,719	6,120
TOTAL LIABILITIES			73,969	72,946
SHAREHOLDERS’ EQUITY
Preferred stock			767	777
Common stock – shares issued –	December 2025	4,009.2
	June 2025	4,009.2	4,009	4,009
Additional paid-in capital			69,010	68,770
Reserve for ESOP debt retirement			(637)	(672)
Accumulated other comprehensive loss			(12,108)	(12,143)
Treasury stock			(141,981)	(138,702)
Retained earnings			133,981	129,973
Noncontrolling interest			276	272
TOTAL SHAREHOLDERS’ EQUITY			53,317	52,284
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$127,286	$125,231

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 3
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended December 31, 2025
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE SEPTEMBER 30, 2025	2,336,734	$4,009	$770	$68,917	($637)	($12,156)	($139,845)	$132,212	$281	$53,551
Net earnings								4,319	12	4,331
Other comprehensive income/(loss)						48			(2)	46
Dividends and dividend equivalents ($1.0568 per share):
Common								(2,478)		(2,478)
Preferred								(73)		(73)
Treasury stock purchases	(15,566)						(2,271)			(2,271)
Employee stock plans	2,350			92			132			224
Preferred stock conversions	483		(3)	—			3			—
ESOP debt impacts					—			—		—
Noncontrolling interest, net				—					(14)	(14)
BALANCE DECEMBER 31, 2025	2,324,001	$4,009	$767	$69,010	($637)	($12,108)	($141,981)	$133,981	$276	$53,317

	Six Months Ended December 31, 2025
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2025	2,341,994	$4,009	$777	$68,770	($672)	($12,143)	($138,702)	$129,973	$272	$52,284
Net earnings								9,070	42	9,112
Other comprehensive income/(loss)						35			(8)	27
Dividends and dividend equivalents ($2.1136 per share):
Common								(4,960)		(4,960)
Preferred								(146)		(146)
Treasury stock purchases	(23,591)						(3,529)			(3,529)
Employee stock plans	4,304			238			242			480
Preferred stock conversions	1,294		(10)	1			9			—
ESOP debt impacts					35			44		79
Noncontrolling interest, net				—					(30)	(30)
BALANCE DECEMBER 31, 2025	2,324,001	$4,009	$767	$69,010	($637)	($12,108)	($141,981)	$133,981	$276	$53,317
See accompanying Notes to Consolidated Financial Statements.

4 The Procter & Gamble Company

	Three Months Ended December 31, 2024
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE SEPTEMBER 30, 2024	2,355,042	$4,009	$791	$68,102	($707)	($10,893)	($134,823)	$125,361	$300	$52,141
Net earnings								4,630	29	4,659
Other comprehensive income/(loss)						(744)			(3)	(747)
Dividends and dividend equivalents ($1.0065 per share):
Common								(2,375)		(2,375)
Preferred								(72)		(72)
Treasury stock purchases	(14,716)						(2,520)			(2,520)
Employee stock plans	4,057			181			228			408
Preferred stock conversions	469		(3)	—			3			—
ESOP debt impacts					—			—		—
Noncontrolling interest, net				—					(51)	(51)
BALANCE DECEMBER 31, 2024	2,344,852	$4,009	$788	$68,283	($707)	($11,637)	($137,112)	$127,544	$275	$51,443

	Six Months Ended December 31, 2024
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2024	2,357,051	$4,009	$798	$67,684	($737)	($11,900)	($133,379)	$123,811	$272	$50,559
Net earnings								8,589	56	8,646
Other comprehensive income/(loss)						263			(3)	260
Dividends and dividend equivalents ($2.0130 per share):
Common								(4,754)		(4,754)
Preferred								(144)		(144)
Treasury stock purchases	(26,269)						(4,462)			(4,462)
Employee stock plans	12,827			598			720			1,318
Preferred stock conversions	1,243		(10)	1			9			—
ESOP debt impacts					30			41		71
Noncontrolling interest, net				—					(51)	(51)
BALANCE DECEMBER 31, 2024	2,344,852	$4,009	$788	$68,283	($707)	($11,637)	($137,112)	$127,544	$275	$51,443
See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 5
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
Amounts in millions	2025	2024
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$9,556	$9,482
OPERATING ACTIVITIES (1)
Net earnings	9,112	8,646
Depreciation and amortization	1,563	1,434
Share-based compensation expense	262	241
Deferred income taxes	196	221
(Gain)/loss on sale of assets	1	787
Change in accounts receivable	(92)	(262)
Change in inventories	(255)	(170)
Change in accounts payable	239	(286)
Other	(645)	(1,484)
TOTAL OPERATING ACTIVITIES	10,380	9,127
INVESTING ACTIVITIES
Capital expenditures	(2,367)	(1,918)
Proceeds from asset sales	16	47
Acquisitions, net of cash acquired	(5)	(6)
Other investing activity	(408)	(153)
TOTAL INVESTING ACTIVITIES	(2,763)	(2,029)
FINANCING ACTIVITIES
Dividends to shareholders	(5,093)	(4,886)
Additions to short-term debt with original maturities of more than three months	4,180	5,905
Reductions in short-term debt with original maturities of more than three months	(3,270)	(571)
Net additions/(reductions) to other short-term debt	(471)	(2,705)
Additions to long-term debt	2,652	995
Reductions in long-term debt	(1,005)	(1,478)
Treasury stock purchases	(3,528)	(4,449)
Impact of stock options and other	208	985
TOTAL FINANCING ACTIVITIES	(6,327)	(6,205)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(21)	(144)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,269	748
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$10,825	$10,230
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
In December 2025, the FASB issued ASU No. 2025-10, “Accounting for Government Grants Received by Business Entities”. This amendment provides guidance on the recognition, measurement, and presentation of government grants. This amendment is effective for our fiscal year ending June 30, 2030 and the interim periods within that fiscal year. We are currently assessing the impact of this guidance on our Consolidated Financial Statements.
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

The Procter & Gamble Company 7
Operating segments as a percentage of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended December 31		Six Months Ended December 31
	2025	2024	2025	2024
Fabric Care	23%	23%	23%	23%
Home Care	12%	12%	12%	12%
Baby Care	9%	9%	9%	9%
Hair Care	9%	9%	9%	9%
Oral Care	9%	9%	8%	8%
Family Care	8%	9%	8%	9%
Grooming	8%	8%	8%	8%
Personal Health Care	7%	6%	7%	7%
Feminine Care	6%	6%	6%	6%
Personal Care	5%	5%	6%	6%
Skin Care	4%	4%	4%	3%
Total	100%	100%	100%	100%
(1)% of Net sales by operating segment excludes sales recorded in Corporate.
The following is a summary of reportable segment results:

	Three Months Ended December 31, 2025
	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
Net sales	$4,039	$1,794	$3,406	$7,686	$5,123	$160	$22,208
Cost of products sold	(1,557)	(732)	(1,373)	(4,064)	(2,762)	(346)	(10,834)
Selling, general and administrative expense	(1,490)	(531)	(1,020)	(1,661)	(1,023)	(284)	(6,008)
Other segment items (1)	—	—	(3)	—	—	58	55
Earnings/(loss) before income taxes	992	531	1,009	1,961	1,338	(412)	5,421
Net earnings/(loss)	$763	$417	$770	$1,521	$1,020	$(161)	$4,331

Other segment information
Depreciation and amortization	$103	$78	$108	$186	$207	$121	$803
Capital expenditures	$86	$128	$139	$318	$361	$135	$1,167
(1)Other segment items for each reportable segment includes interest expense, interest income and certain other non-operating income/(expense).

Amounts in millions of dollars except per share amounts or as otherwise specified.

8 The Procter & Gamble Company

	Three Months Ended December 31, 2024
	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
Net sales	$3,848	$1,752	$3,249	$7,575	$5,298	$159	$21,882
Cost of products sold	(1,462)	(681)	(1,284)	(3,936)	(2,820)	(235)	(10,418)
Selling, general and administrative expense	(1,390)	(504)	(991)	(1,649)	(1,014)	(175)	(5,723)
Other segment items (1)	—	—	—	(1)	—	104	104
Earnings/(loss) before income taxes	996	568	974	1,989	1,464	(146)	5,845
Net earnings/(loss)	$780	$459	$758	$1,567	$1,119	$(24)	$4,659

Other segment information
Depreciation and amortization	$101	$77	$101	$180	$202	$46	$706
Capital expenditures	$69	$86	$135	$267	$261	$107	$925
(1)Other segment items for each reportable segment includes interest expense, interest income and certain other non-operating income/(expense).

	Six Months Ended December 31, 2025
	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
Net sales	$8,182	$3,611	$6,626	$15,479	$10,294	$402	$44,594
Cost of products sold	(3,181)	(1,475)	(2,716)	(8,208)	(5,532)	(607)	(21,721)
Selling, general and administrative expense	(2,877)	(1,020)	(1,965)	(3,268)	(1,978)	(544)	(11,651)
Other segment items (1)	—	—	3	—	—	230	233
Earnings/(loss) before income taxes	2,124	1,117	1,947	4,003	2,784	(520)	11,455
Net earnings/(loss)	$1,643	$881	$1,489	$3,100	$2,125	$(125)	$9,112

Other segment information
Depreciation and amortization	$205	$158	$213	$371	$413	$204	$1,563
Capital expenditures	$160	$260	$248	$600	$635	$463	$2,367
(1)Other segment items for each reportable segment includes interest expense, interest income and certain other non-operating income/(expense).

	Six Months Ended December 31, 2024
	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
Net sales	$7,741	$3,475	$6,397	$15,285	$10,400	$322	$43,619
Cost of products sold	(2,956)	(1,387)	(2,543)	(7,941)	(5,550)	(463)	(20,839)
Selling, general and administrative expense	(2,722)	(999)	(1,926)	(3,277)	(2,003)	(315)	(11,242)
Other segment items (1)	(1)	—	—	—	—	(553)	(554)
Earnings/(loss) before income taxes	2,063	1,090	1,928	4,066	2,847	(1,009)	10,985
Net earnings/(loss)	$1,620	$885	$1,499	$3,188	$2,185	$(731)	$8,646

Other segment information
Depreciation and amortization	$200	$160	$198	$358	$406	$112	$1,434
Capital expenditures	$118	$181	$218	$471	$459	$472	$1,918
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
4. Goodwill and Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
GOODWILL AT JUNE 30, 2025	$14,229	$12,993	$7,941	$1,848	$4,640	$41,650
Acquisitions and divestitures	—	—	—	—	—	—
Translation and other	5	7	(2)	2	3	15
GOODWILL AT DECEMBER 31, 2025	$14,234	$12,999	$7,939	$1,850	$4,643	$41,665
Goodwill increased from June 30, 2025, primarily due to currency translation.
Identifiable intangible assets at December 31, 2025, were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$9,183	$(7,157)
Intangible assets with indefinite lives	19,710	—
Total identifiable intangible assets	$28,893	$(7,157)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives primarily consist of brands. The amortization expense of determinable-lived intangible assets for the three months ended December 31, 2025 and 2024, was $77 and $80, respectively. For the six months ended December 31, 2025 and 2024, amortization expense was $156 and $163, respectively.
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
Based on our impairment testing performed during the three months ended December 31, 2025, the Gillette indefinite-lived intangible asset's fair value exceeds its carrying value by greater than 10%. As of December 31, 2025, the carrying value of the Gillette indefinite-lived intangible asset was $12.8 billion. Adverse changes in the business or in the macroeconomic environment, including foreign currency devaluation, increasing global inflation, or market contraction from an economic recession, could reduce the underlying cash flows used to estimate the fair value of the Gillette indefinite-lived intangible asset and trigger an impairment charge.
The most significant assumptions utilized in the determination of the estimated fair value of the Gillette indefinite-lived intangible asset are the net sales growth rates (including residual growth rate), discount rate and royalty rate.
Net sales growth rates could be negatively impacted by reductions or changes in demand for our Gillette products, which may be caused by, among other things: changes in the use and frequency of grooming products, shifts in demand away from one or more of our higher priced products to lower priced products or potential supply chain constraints. In addition, relative global and country/regional macroeconomic factors could result in additional and prolonged devaluation of other countries' currencies relative to the U.S. dollar. The residual growth rate represents the expected rate at which the Gillette brand is expected to grow beyond the shorter-term business planning period. The residual growth rate utilized in our fair value estimates is consistent with the brand operating plans and approximates expected long-term category market growth rates. The residual growth rate depends on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment.
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
We performed a sensitivity analysis for the Gillette indefinite-lived intangible asset as part of our annual impairment testing during the three months ended December 31, 2025, utilizing reasonably possible changes in the assumptions for the discount rate, the short-term and residual growth rates and the royalty rate to demonstrate the potential impacts to estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis-point increase in the discount rate, a 25 basis-point decrease in our short-term and residual growth rates or a 50 basis-point decrease in our royalty rate.

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
Net earnings per common share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended December 31		Six Months Ended December 31
	2025	2024	2025	2024
Net earnings attributable to P&G (Diluted)	$4,319	$4,630	$9,070	$8,589
Less: Preferred dividends	73	72	146	144
Net earnings attributable to P&G available to common shareholders (Basic)	$4,247	$4,558	$8,924	$8,445

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,335.3	2,351.9	2,338.7	2,354.1
Add effect of dilutive securities:
Stock options and other unvested equity awards (1)	20.0	34.9	22.7	36.4
Convertible preferred shares (2)	68.7	71.3	69.0	71.6
Diluted weighted average common shares outstanding	2,424.0	2,458.1	2,430.4	2,462.1

NET EARNINGS PER COMMON SHARE
Basic	$1.82	$1.94	$3.82	$3.59
Diluted	$1.78	$1.88	$3.73	$3.49
(1)For the three months ended December 31, 2025 and 2024, the weighted average of stock options that were antidilutive and not included in the diluted net earnings per share calculation were 23 million and 8 million, respectively. For the six months ended December 31, 2025 and 2024, the weighted average of stock options that were antidilutive and not included in the diluted net earnings per share calculation were 19 million and 4 million, respectively.
(2)An overview of preferred shares can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit impacts:

	Three Months Ended December 31		Six Months Ended December 31
	2025	2024	2025	2024
Share-based compensation expense	$140	$136	$262	$241
Net periodic benefit cost for pension benefits	26	26	65	63
Net periodic benefit (credit) for other retiree benefits	(149)	(180)	(302)	(360)
7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the six months ended December 31, 2025.
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
Cash equivalents were $9.4 billion and $8.3 billion as of December 31, 2025 and June 30, 2025, respectively, and are classified as Level 1 within the fair value hierarchy. The Company had no other material investments in debt or equity securities during the periods presented.
The fair value of long-term debt was $31.3 billion and $29.5 billion as of December 31, 2025 and June 30, 2025, respectively. This includes the current portion of long-term debt instruments ($6.4 billion and $5.3 billion as of December 31, 2025 and June 30, 2025, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of December 31, 2025 and June 30, 2025, are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	December 31, 2025	June 30, 2025	December 31, 2025	June 30, 2025	December 31, 2025	June 30, 2025
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$5,336	$3,280	$—	$—	$(207)	$(201)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$11,992	$11,874	$3	$—	$(502)	$(860)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$17,328	$15,154	$3	$—	$(709)	$(1,061)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$4,381	$3,576	$30	$19	$(4)	$—

TOTAL DERIVATIVES AT FAIR VALUE	$21,709	$18,730	$33	$19	$(712)	$(1,062)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $5.1 billion and $3.1 billion as of December 31, 2025 and June 30, 2025, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $12.4 billion and $11.2 billion as of December 31, 2025 and June 30, 2025, respectively. The increase in the notional balance of interest rate contracts designated as fair value hedges is driven by debt portfolio rebalancing to meet interest rate risk management objectives.
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
Certain of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a liability position was $706 and $1.1 billion as of December 31, 2025 and June 30, 2025, respectively. The Company has not been required to post collateral as a result of these contractual features.

Amounts in millions of dollars except per share amounts or as otherwise specified.

12 The Procter & Gamble Company
Before tax gains and losses on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended December 31		Six Months Ended December 31
	2025	2024	2025	2024
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign currency interest rate contracts	$(17)	$857	$(3)	$356
(1)    For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $65 and $57 for the three months ended December 31, 2025 and 2024, respectively. The amount of gain excluded from effectiveness testing was $136 and $107 for the six months ended December 31, 2025 and 2024, respectively.
(2)    In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain recognized in Accumulated other comprehensive income (AOCI) for such instruments was $9 and $825 for the three months ended December 31, 2025 and 2024, respectively. The amount of gain recognized in AOCI for such instruments was $39 and $215 for the six months ended December 31, 2025 and 2024, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended December 31		Six Months Ended December 31
	2025	2024	2025	2024
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(12)	$34	$(5)	$110
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$28	$(174)	$22	$(48)
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
8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

	Investment Securities	Postretirement Benefit Plans	Foreign Currency Translation	Total AOCI
BALANCE AT JUNE 30, 2025, NET OF TAX	$9	$(777)	$(11,375)	$(12,143)
Other comprehensive income/(loss), before tax:
OCI before reclassifications	1	(12)	33	23
Amounts reclassified to the Consolidated Statement of Earnings	—	14	—	14
Total other comprehensive income/(loss), before tax	1	2	33	36
Tax effect	(1)	—	(8)	(9)
Total other comprehensive income/(loss), net of tax	1	1	25	27
Less: OCI attributable to noncontrolling interests, net of tax	—	—	(9)	(8)
BALANCE AT DECEMBER 31, 2025, NET OF TAX	$10	$(776)	$(11,342)	$(12,108)
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
Income Tax Uncertainties
The Company is present in about 70 countries and over 150 taxable jurisdictions and, at any point in time, has 30–40 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2010 and forward. We are generally not able to reliably estimate the timing and ultimate settlement amounts until the close of an audit. Based on information currently available, we anticipate over the next 12-month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued liabilities of approximately $124, including interest and penalties.
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
10. Supplier Finance Programs
The Company has an ongoing program to negotiate extended payment terms with its suppliers consistent with market practices. The Company also supports a Supply Chain Finance program (“SCF”) with several global financial institutions. Under SCF, the Company maintains an accounts payable system to facilitate participating suppliers' ability to sell receivables from the Company to a SCF bank. These participating suppliers negotiate their sales of receivables arrangements directly with the respective SCF bank. The Company is not party to those agreements, but the SCF banks allow the suppliers to utilize the Company’s creditworthiness in establishing credit spreads and associated costs. Under this model, this arrangement generally provides the suppliers with more favorable terms than they would be able to secure on their own. The Company has no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier chooses to participate in SCF, the supplier selects which individual Company invoices to sell to the SCF bank. The Company’s obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the supplier’s decisions to finance amounts under these arrangements. The Company does not provide any form of guarantee under these financing arrangements. Our payment terms for suppliers under this program generally range from 60 to 180 days. All outstanding amounts related to suppliers participating in SCF are recorded within Accounts payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows. The amount due to suppliers participating in SCF and included in Accounts payable was approximately $5.8 billion as of December 31, 2025 and June 30, 2025.
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
Costs incurred under the plan will consist primarily of costs to separate employees and asset-related costs to exit facilities. The Company will also incur other types of costs outlined below as a direct result of the plan. For the three months ended December 31, 2025, the Company incurred total before tax charges of $369 including $180 in Costs of products sold, $171 in SG&A and $18 in Other non-operating income/(expense), net. For the six months ended December 31, 2025, the Company incurred charges of $584 including $280 in Costs of products sold, $277 in SG&A and $27 in Other non-operating income/(expense), net.

Amounts in millions of dollars except per share amounts or as otherwise specified.

14 The Procter & Gamble Company
The following table presents restructuring activity for the six months ended December 31, 2025:

	Separations	Asset Related Costs	Other	Total
RESERVE JUNE 30, 2025	$120	$—	$69	$189
Costs incurred for the three months ended September 30, 2025	124	27	65	215
Costs incurred for the three months ended December 31, 2025	198	83	88	369
Costs incurred for the six months ended December 31, 2025	322	109	152	584

Costs paid/settled for the six months ended December 31, 2025	(172)	(109)	(99)	(380)
RESERVE DECEMBER 31, 2025	$271	$—	$122	$393
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

The Procter & Gamble Company 15
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
The MD&A is organized in the following sections:
•Overview
•Recent Developments
•Summary of Results – Six Months Ended December 31, 2025
•Economic Conditions and Uncertainties
•Results of Operations – Three and Six Months Ended December 31, 2025
•Segment Results – Three and Six Months Ended December 31, 2025
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

16 The Procter & Gamble Company
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
The following table provides the percentage of net sales and net earnings by reportable business segment (excluding Corporate) for the three and six months ended December 31, 2025:

	Three Months Ended December 31, 2025		Six Months Ended December 31, 2025
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	18%	17%	19%	18%
Grooming	8%	9%	8%	9%
Health Care	16%	17%	15%	16%
Fabric & Home Care	35%	34%	35%	34%
Baby, Feminine & Family Care	23%	23%	23%	23%
Total Company	100%	100%	100%	100%
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

The Procter & Gamble Company 17
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
SUMMARY OF RESULTS – Six Months Ended December 31, 2025
The following are highlights of results for the six months ended December 31, 2025, versus the six months ended December 31, 2024:
•Net sales were $44.6 billion, an increase of $975 million, or 2%, versus the prior year period. Net sales increased mid-single digits in Beauty, Grooming and Health Care, and low single digits in Fabric & Home Care. Net sales decreased low single digits in Baby, Feminine & Family Care. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 1% versus the prior year period. Organic sales increased mid-single digits in Beauty and low single digits in Grooming and Health Care and were unchanged in Fabric & Home Care. Organic sales decreased low single digits in Baby, Feminine & Family Care.
•Net earnings were $9.1 billion, an increase of $466 million, or 5%, versus the prior year period due primarily to higher restructuring charges related to the substantial liquidation of operations in certain Enterprise Markets, including Argentina in the prior year period.
•Net earnings attributable to Procter & Gamble were $9.1 billion, an increase of $481 million, or 6%, versus the prior year period.
•Diluted EPS increased 7% to $3.73 due to the increase in net earnings. Core EPS, which excludes incremental restructuring charges, increased 2% to $3.87.
•Operating cash flow was $10.4 billion. Adjusted free cash flow, which is defined as operating cash flow less capital expenditures and excluding payments for the transitional tax resulting from the 2017 U.S. Tax Act, was $8.7 billion. Adjusted free cash flow productivity, which is defined as adjusted free cash flow as a percentage of net earnings, was 95%.
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

18 The Procter & Gamble Company
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
RESULTS OF OPERATIONS – Three Months Ended December 31, 2025
The following discussion provides a review of results for the three months ended December 31, 2025, versus the three months ended December 31, 2024.

	Three Months Ended December 31
Amounts in millions, except per share amounts	2025	2024	% Chg
Net sales	$22,208	$21,882	1%
Operating income	5,366	5,741	(7)%
Earnings before income taxes	5,421	5,845	(7)%
Net earnings	4,331	4,659	(7)%
Net earnings attributable to Procter & Gamble	4,319	4,630	(7)%
Diluted net earnings per common share	1.78	1.88	(5)%
Core net earnings per common share	1.88	1.88	—%

	Three Months Ended December 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2025	2024	Basis Pt Chg
Gross margin	51.2%	52.4%	(120)
Selling, general & administrative expense	27.1%	26.2%	90
Operating income	24.2%	26.2%	(200)
Earnings before income taxes	24.4%	26.7%	(230)
Net earnings	19.5%	21.3%	(180)
Net earnings attributable to Procter & Gamble	19.4%	21.2%	(180)
Net Sales
Net sales for the quarter increased 1% to $22.2 billion. The increase in net sales was due to favorable foreign exchange of 1% and higher pricing of 1%, partially offset by a decline in unit volume of 1%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales were unchanged.

The Procter & Gamble Company 19

The following table summarizes key drivers of the change in net sales by reportable segment:

	Net Sales Change Drivers 2025 vs. 2024 (Three Months Ended December 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	3%	3%	1%	2%	(1)%	—%	5%
Grooming	(2)%	(2)%	2%	2%	—%	—%	2%
Health Care	(1)%	(1)%	2%	1%	2%	1%	5%
Fabric & Home Care	—%	—%	1%	1%	(1)%	—%	1%
Baby, Feminine & Family Care	(5)%	(5)%	1%	—%	—%	1%	(3)%
Total Company	(1)%	(1)%	1%	1%	—%	—%	1%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 120 basis points to 51.2% of net sales for the quarter. The decrease in gross margin was due to:
•120 basis points of decline from unfavorable product mix,
•70 basis points of higher restructuring costs,
•60 basis points of product and packaging investments,
•60 basis points of higher costs from tariffs,
•20 basis points of unfavorable foreign exchange impacts and
•10 basis points of other items and rounding.
These impacts were partially offset by:
•170 basis points of manufacturing productivity savings and
•50 basis points of increase due to higher pricing.
Total SG&A spending increased 5% to $6.0 billion versus the prior year period due to increased marketing spending and overhead costs. SG&A as a percentage of net sales increased 90 basis points to 27.1% due primarily to an increase in marketing spending as a percentage of net sales and an increase in overhead costs as a percentage of net sales, partially offset by a decrease in other operating expenses as a percentage of net sales. Marketing spending as a percentage of net sales increased 80 basis points due to an increase in marketing spending, partially offset by productivity savings. Overhead costs as a percentage of net sales were increased 40 basis points as wage inflation and restructuring spending were partially offset by productivity savings. Other operating expenses as a percentage of net sales decreased 40 basis points primarily driven by favorable foreign exchange impacts. Productivity-driven cost savings delivered 110 basis points of benefit to SG&A as a percentage of net sales.
Operating income decreased $375 million, or 7%, to $5.4 billion and operating margin decreased 200 basis points to 24.2% versus the prior year period due to the decrease in gross margin and an increase in SG&A as a percentage of net sales, the components of which are described above.
Non-Operating Expenses and Income
Interest expense was $220 million for the quarter, a decrease of $20 million versus the prior year period. Interest income was $115 million for the quarter, a decrease of $4 million versus the prior year period. Other non-operating income/(expense) was $160 million, which is a decrease of $64 million versus the prior year period.
Income Taxes
The effective income tax rate for the three months ended December 31, 2025, was 20.1%, compared to 20.3% for the three months ended December 31, 2024. The decrease in the effective tax rate was primarily driven by discrete impacts related to uncertain tax positions, partially offset by an increase due to lower excess tax benefits of share-based compensation in the current year.
Net Earnings
Net earnings were $4.3 billion, a decrease of $328 million, or 7%, versus the prior year period due primarily to the decrease in operating income, the details of which are described above. Foreign exchange had a positive impact of approximately $89 million on net earnings for the quarter, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble were $4.3 billion, a decrease of $311 million, or 7%, for the quarter. Diluted EPS decreased 5% to $1.78 versus the prior year period.

20 The Procter & Gamble Company
RESULTS OF OPERATIONS – Six Months Ended December 31, 2025
The following discussion provides a review of results for the six months ended December 31, 2025, versus the six months ended December 31, 2024.

	Six Months Ended December 31
Amounts in millions, except per share amounts	2025	2024	% Chg
Net sales	$44,594	$43,619	2%
Operating income	11,222	11,538	(3)%
Earnings before income taxes	11,455	10,985	4%
Net earnings	9,112	8,646	5%
Net earnings attributable to Procter & Gamble	9,070	8,589	6%
Diluted net earnings per common share	3.73	3.49	7%
Core net earnings per common share	3.87	3.81	2%

	Six Months Ended December 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2025	2024	Basis Pt Chg
Gross margin	51.3%	52.2%	(90)
Selling, general & administrative expense	26.1%	25.8%	30
Operating income	25.2%	26.5%	(130)
Earnings before income taxes	25.7%	25.2%	50
Net earnings	20.4%	19.8%	60
Net earnings attributable to Procter & Gamble	20.3%	19.7%	60
Net Sales
Net sales for the period increased 2% to $44.6 billion driven by a 1% increase from higher pricing and a 1% increase from favorable foreign exchange. Volume and mix was unchanged. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 1%.
The following table summarizes key drivers of the change in net sales by reportable segment:

	Net Sales Change Drivers 2025 vs. 2024 (Six Months Ended December 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	4%	4%	1%	2%	(1)%	—%	6%
Grooming	—%	—%	2%	3%	(1)%	—%	4%
Health Care	(1)%	(1)%	2%	1%	2%	—%	4%
Fabric & Home Care	(1)%	(1)%	1%	1%	—%	—%	1%
Baby, Feminine & Family Care	(3)%	(3)%	1%	—%	1%	—%	(1)%
Total Company	—%	—%	1%	1%	—%	—%	2%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 90 basis points to 51.3% of net sales for the period. The decrease in gross margin was due to:
•90 basis points of decline from unfavorable product mix,
•60 basis points of product and packaging investments,
•60 basis points of higher tariff costs,
•60 basis points of unfavorable foreign exchange impacts and
•50 basis points of higher restructuring costs.
These impacts were partially offset by:
•170 basis points of manufacturing productivity savings,
•50 basis points of increase due to higher pricing and

The Procter & Gamble Company 21
•10 basis points of other items and rounding.
Total SG&A spending increased 4% to $11.7 billion versus the prior year period due to increased marketing spending and overhead costs. SG&A as a percentage of net sales increased 30 basis points to 26.1% due primarily to a 30 basis point increase in marketing spending as a percentage of sales as the increase in marketing spending was partially offset by productivity savings. Overhead costs as a percentage of net sales increased 20 basis points as wage inflation and restructuring spending were partially offset by productivity savings. Other operating expenses as a percentage of net sales decreased 10 basis points primarily driven by favorable foreign exchange impacts. Productivity-driven cost savings delivered 100 basis points of benefit to SG&A as a percentage of net sales.
Operating income decreased $316 million, or 3%, to $11.2 billion and operating margin decreased 130 basis points to 25.2% versus the prior year period due primarily to incremental restructuring charges in the current year.
Non-Operating Expenses and Income
Interest expense was $417 million for the period, a decrease of $61 million versus the prior year period. Interest income was $222 million for the period, a decrease of $32 million versus the prior year period. Other non-operating income/(expense) was $427 million, which is an increase of $757 million versus the prior year period primarily due to the non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina recorded in the prior year period.
Income Taxes
The effective income tax rate for the six months ended December 31, 2025, was 20.5%, compared to 21.3% for the six months ended December 31, 2024. The decrease in the effective tax rate was primarily driven by the prior year charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina of 140 basis points and discrete impacts related to uncertain tax positions, partially offset by a 120 basis point increase due to lower excess tax benefits of share-based compensation in the current year.
Net Earnings
Net earnings increased $466 million, or 5%, to $9.1 billion, as the increase in other non-operating income/(expense), the components of which are described above, were partially offset by the decrease in operating income. Foreign exchange had a positive impact of approximately $85 million on net earnings for the period, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $481 million, or 6%, to $9.1 billion for the period. Diluted EPS increased 7% to $3.73 versus the prior year period due to the increase in net earnings. Core EPS, which represents diluted EPS excluding charges for incremental restructuring, increased 2% to $3.87.
SEGMENT RESULTS – Three and Six Months Ended December 31, 2025
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three and six months ended December 31, 2025, is provided based on a comparison to the three and six months ended December 31, 2024. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales, earnings before income taxes and net earnings by reportable business segment for the three and six months ended December 31, 2025, versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended December 31, 2025
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$4,039	5%	$992	—%	$763	(2)%
Grooming	1,794	2%	531	(7)%	417	(9)%
Health Care	3,406	5%	1,009	4%	770	2%
Fabric & Home Care	7,686	1%	1,961	(1)%	1,521	(3)%
Baby, Feminine & Family Care	5,123	(3)%	1,338	(9)%	1,020	(9)%
Corporate	160	N/A	(412)	N/A	(161)	N/A
Total Company	$22,208	1%	$5,421	(7)%	$4,331	(7)%

22 The Procter & Gamble Company

	Six Months Ended December 31, 2025
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$8,182	6%	$2,124	3%	$1,643	1%
Grooming	3,611	4%	1,117	2%	881	—%
Health Care	6,626	4%	1,947	1%	1,489	(1)%
Fabric & Home Care	15,479	1%	4,003	(2)%	3,100	(3)%
Baby, Feminine & Family Care	10,294	(1)%	2,784	(2)%	2,125	(3)%
Corporate	402	N/A	(520)	N/A	(125)	N/A
Total Company	$44,594	2%	$11,455	4%	$9,112	5%
Beauty
Three months ended December 31, 2025, compared with three months ended December 31, 2024
Beauty net sales increased 5% to $4.0 billion as a 3% increase in unit volume, the positive impacts of pricing of 2% and favorable foreign exchange of 1% were partially offset by unfavorable geographic mix of 1%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 4%. Global market share of the Beauty segment decreased 0.3 points.
•Hair Care net sales increased mid-single digits. Positive impacts of an increase in unit volume, higher pricing (primarily in Latin America and Europe) and favorable foreign exchange were partially offset by unfavorable geographic mix. The volume increase was driven by growth in Latin America and Asia Pacific (both due to innovation), partially offset by a decline in North America (due to competitive activity). Organic sales also increased mid-single digits due to mid-teens growth in Latin America, high single-digit growth in Asia Pacific and mid-single-digit growth in Europe, partially offset by a mid-single-digit decline in North America. Global market share of the Hair Care category decreased 0.7 points.
•Personal Care net sales increased mid-single digits. Positive impacts from an increase in unit volume, innovation-driven pricing (primarily in North America) and favorable foreign exchange were partially offset by negative impacts from unfavorable geographic mix. The volume increase was across all regions, led by growth in Europe, Greater China and North America (all due to innovation). Organic sales also increased mid-single digits led by high-teens growth in Europe, mid-single-digit growth in Greater China and low single-digit growth in North America. Global market share of the Personal Care category increased 0.4 points.
•Skin Care net sales increased low single digits. Positive impacts from favorable product mix (due primarily to the increase of the super-premium SK-II brand, which has higher than category-average selling prices) and higher pricing (primarily in Greater China) were partially offset by a decrease in unit volume. The volume decrease was driven by Greater China (due to competitive activity). Organic sales also increased low single digits due to a mid-single-digit growth in Greater China, partially offset by a high single-digit decline in North America. Global market share of the Skin Care category decreased 0.7 points.
Net earnings decreased 2% to $763 million as the increase in net sales was more than offset by a 140 basis-point decline in net earnings margin. Net earnings margin decreased due to a decrease in gross margin and an increase in SG&A as a percentage of net sales. The gross margin decline of 50 basis points was driven by higher cost of tariffs, higher commodity costs and unfavorable geographic mix, partially offset by productivity savings. SG&A as a percentage of net sales increased due to an increase in marketing spending, partially offset by a decrease in overhead spending.
Six months ended December 31, 2025, compared with six months ended December 31, 2024
Beauty net sales increased 6% to $8.2 billion, driven by a 4% increase in unit volume, the positive impacts of higher pricing of 2% and favorable foreign exchange of 1%, partially offset by unfavorable geographic mix of 1%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 5%. Global market share of the Beauty segment decreased 0.4 points.
•Hair Care net sales increased mid-single digits. Positive impacts of a unit volume increase, higher pricing (primarily in North America and Europe) and favorable foreign exchange were partially offset by unfavorable geographic mix. The increase in unit volume was driven by growth in Latin America and Europe (both due to innovation), partially offset by a decline in North America (due to competitive activity). Organic sales also increased mid-single digits due to low-teens growth in Latin America, high single-digit growth in Europe and mid-single-digit growth in Asia Pacific, partially offset by a low single-digit decline in North America. Global market share of the Hair Care category decreased 0.8 points.
•Personal Care net sales increased high single digits. Positive impacts of an increase in unit volume, higher pricing (primarily in North America) and favorable foreign exchange were partially offset by unfavorable geographic mix. The volume increase was across all regions, led by growth in Greater China, North America and Europe (all due to innovation). Organic sales also increased high single digits led by mid-teens growth in Europe, high single-digit growth in Greater

The Procter & Gamble Company 23
China and mid-single-digit growth in North America. Global market share of the Personal Care category increased 0.3 points.
•Skin Care net sales increased low single digits. Positive impacts of favorable product mix (due primarily to the increase of the super-premium SK-II brand, which has higher than category-average selling prices) and higher pricing (primarily in Greater China) were partially offset by a unit volume decrease. The volume decrease was driven by Europe (due to distribution loss) and Greater China (due to competitive activity). Organic sales also increased low single digits due to a high single-digit growth in Greater China and a mid-single-digit growth in Asia Pacific, partially offset by a low single-digit decline in North America. Global market share of the Skin Care category decreased 0.7 points.
Net earnings increased 1% to $1.6 billion due to an increase in net sales, partially offset by a 80 basis-point decline in net earnings margin. Net earnings margin decreased due to a decrease in gross margin. The gross margin decline of 70 basis-points was driven by higher cost of tariffs, unfavorable category mix and higher commodities, partially offset by increased productivity savings. SG&A as a percentage of net sales was unchanged as the increase in marketing spending was offset by a decrease in overhead spending.
Grooming
Three months ended December 31, 2025, compared with three months ended December 31, 2024
Grooming net sales increased 2% to $1.8 billion as innovation-driven pricing of 2% (primarily by North America and Europe) and favorable foreign exchange of 2% were partially offset by a unit volume decrease of 2%. The volume decrease was driven by North America (due to market contraction) and Asia Pacific (due to competitive activity). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales were unchanged as a mid-single-digit growth in Europe was offset by a high single-digit decline in Asia Pacific and a mid-single-digit decline in North America. Global market share of the Grooming segment decreased 0.4 points.
Net earnings decreased 9% to $417 million due to a 290 basis-point decrease in net earnings margin, partially offset by an increase in net sales. Net earnings margin decreased due to a decrease in gross margin and an increase in SG&A as a percentage of net sales. The gross margin decrease of 190 basis points was primarily driven by unfavorable product mix and higher cost of tariffs, partially offset by increased productivity savings and higher pricing. SG&A as a percentage of net sales increased due to an increase in marketing spending, partially offset by a decrease in overhead spending.
Six months ended December 31, 2025, compared with six months ended December 31, 2024
Grooming net sales increased 4% to $3.6 billion as the benefits of higher pricing of 3% (driven by North America and Europe) and favorable foreign exchange of 2% were partially offset by unfavorable impacts of geographic mix of 1%. Unit volume was unchanged as growth in Latin America (due to increased distribution) was offset by a decline in North America (due to market contraction) and IMEA (due to competitive activity). Excluding the impact of acquisitions and divestitures and foreign exchange, Grooming organic sales increased 2% due to mid-single-digit growth in Europe and Latin America, partially offset by a low single-digit decline in North America. Global market share of the Grooming segment decreased 0.6 points.
Net earnings were unchanged at $881 million due to an increase in net sales offset by a 110 basis-point decrease in net earnings margin. Net earnings margin decreased due to a decrease in gross margin and an increase in the effective tax rate, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decline of 90 basis points was driven by unfavorable product mix and higher tariffs costs, partially offset by higher pricing and productivity savings. SG&A as a percentage of net sales decreased due to a decrease in overhead spending, partially offset by an increase in marketing spending. The higher effective tax rate was driven by unfavorable geographic mix.
Health Care
Three months ended December 31, 2025, compared with three months ended December 31, 2024
Health Care net sales increased 5% to $3.4 billion as the benefits of favorable product mix of 2%, favorable foreign exchange impacts of 2% and higher pricing of 1% were partially offset by a 1% decrease in unit volume. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 3%. Global market share of the Health Care segment increased 0.3 points.
•Oral Care net sales increased mid-single digits driven by positive impacts of favorable product mix (due to growth of power brushes and premium paste, which have higher than category-average selling prices) and favorable foreign exchange, partially offset by lower pricing (due to investments in North America and Europe) and a unit volume decline. The unit volume decrease was driven by declines in Greater China (due to market contraction and competitive activity), partially offset by increases in Europe (due to innovation) and Latin America (due to distribution gains). Organic sales increased low single digits driven by a high single-digit increase in Europe and a low single-digit increase in North America, partially offset by a mid-teens decrease in Greater China. Global market share of the Oral Care category decreased 0.1 points.
•Personal Health Care net sales increased mid-single digits driven by positive impacts of higher pricing (driven by North America) and favorable foreign exchange, partially offset by unfavorable product mix (due to the decline of respiratory

24 The Procter & Gamble Company
products, which have higher than category-average selling prices). Unit volume was unchanged as an increase in IMEA and Europe (both due to innovation) was offset by a decrease in North America (due to lower average incidence of cough and cold). Organic sales increased low single digits driven by a high single-digit increase in Latin America, a mid-single-digit increase in Europe and a low single-digit increase in North America. Global market share of the Personal Health Care category increased 0.4 points.
Net earnings increased 2% to $770 million due to an increase in net sales, partially offset by a 70 basis-point decrease in net earnings margin. Net earnings margin decreased due to a decrease in gross margin and a higher effective tax rate, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decrease of 80 basis points was driven primarily by unfavorable geographic mix and higher cost of tariffs, partially offset by productivity savings. SG&A as a percentage of net sales decreased due to a decrease in overhead spending, partially offset by an increase in marketing spending. The higher effective tax rate was driven by unfavorable geographic mix.
Six months ended December 31, 2025, compared with six months ended December 31, 2024
Health Care net sales increased 4% to $6.6 billion driven by favorable product mix of 2%, favorable foreign exchange of 2% and higher pricing of 1%, partially offset by a 1% decrease in unit volume. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 2%. Global market share of the Health Care segment increased 0.3 points.
•Oral Care net sales increased low single digits due to the positive impacts of favorable product mix (due to growth of premium paste and power brushes, which have higher than category-average selling prices) and favorable foreign exchange, partially offset by a unit volume decrease and lower pricing (due to investments in North America and Europe). The unit volume decrease was due to a decline in Greater China (due to market contraction and competitive activity) and North America (due to competitive activity), partially offset by growth in Latin America (due to distribution gains). Organic sales also increased low single digits due to a mid-single-digit increase in Europe and a low single-digit increase in North America, partially offset by a double-digit decrease in Greater China. Global market share of the Oral Care category decreased 0.2 points.
•Personal Health Care net sales increased mid-single digits due to the positive impacts of higher pricing (driven by North America and Latin America) and favorable foreign exchange, partially offset by a decrease in unit volume. The unit volume decrease was driven by a decline in North America (due to lower average incidence of cough and cold), partially offset by an increase in IMEA and Europe (both due to innovation). Organic sales increased low single digits due to a double-digit growth in Latin America and a mid-single-digit growth in Europe, partially offset by a low single-digit decline in North America. Global market share of the Personal Health Care category increased 0.4 points.
Net earnings decreased 1% to $1.5 billion as the increase in net sales was more than offset by a 90 basis-point decrease in net earnings margin. Net earnings margin decreased due to a decrease in gross margin, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decrease of 120 basis points was driven by unfavorable geographic mix and higher tariff costs, partially offset by higher pricing. SG&A as a percentage of net sales decreased primarily due to a reduction in overhead spending, partially offset by increased marketing spending.
Fabric & Home Care
Three months ended December 31, 2025, compared with three months ended December 31, 2024
Fabric & Home Care net sales increased 1% to $7.7 billion driven by favorable foreign exchange of 1% and higher pricing of 1%, partially offset by unfavorable product mix of 1%. Unit volume was unchanged. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales were unchanged. Global market share of the Fabric & Home Care segment decreased 0.2 points.
•Fabric Care net sales increased low single digits as positive impacts from favorable foreign exchange were partially offset by negative impacts from unfavorable product mix. Unit volume was unchanged as an increase in North America (due to innovation) and Latin America (due to market growth) was offset by a decrease in Europe (due to competitive activity). Organic sales were unchanged as the impact of a high single-digit increase in Latin America was offset by the impact of a low single-digit decline in Europe. Global market share of the Fabric Care category decreased 0.6 points.
•Home Care net sales increased low single digits driven by the positive impacts of higher pricing (primarily in North America) and favorable foreign exchange, partially offset by a decrease in unit volume. The decrease in volume was due to a decline in North America (due to a shift in customer order timing for merchandising events), partially offset by an increase in Latin America (due to innovation). Organic sales also increased low single digits driven by a low single-digit increase in Europe, partially offset by a low single-digit decline in North America. Global market share of the Home Care category increased 0.3 points.
Net earnings decreased 3% to $1.5 billion due to a 90 basis-point decrease in net earnings margin, partially offset by an increase in net sales. Net earnings margin decreased due to a decrease in gross margin, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decrease of 90 basis points was driven by unfavorable product mix and higher cost of

The Procter & Gamble Company 25
tariffs, partially offset by productivity savings. SG&A as a percentage of net sales decreased due to a decrease in overhead spending, partially offset by an increase in marketing spending.
Six months ended December 31, 2025, compared with six months ended December 31, 2024
Fabric & Home Care net sales increased 1% to $15.5 billion as the benefits of favorable foreign exchange of 1% and higher pricing of 1% were partially offset by a unit volume decline of 1%. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales were unchanged. Global market share of the Fabric & Home Care segment decreased 0.3 points.
•Fabric Care net sales increased low single digits driven by a favorable foreign exchange impact, partially offset by a unit volume decline. The unit volume decline was driven by a decline in Europe (due to competitive activity), partially offset by an increase in Latin America (due to market growth) and North America (due to innovation). Organic sales decreased low single digits driven by a mid-single-digit decrease in Europe, partially offset by a low single-digit increase in North America. Global market share of the Fabric Care category decreased 0.7 points.
•Home Care net sales increased low single digits driven by higher pricing (primarily in North America and Europe) and favorable foreign exchange, partially offset by a unit volume decrease. The decrease in volume was driven by declines in Europe (due to competitive activity) and North America (due to a shift in customer order timing for merchandising events). Organic sales also increased low single digits driven by low single-digit growth in Europe and North America, partially offset by a mid-single-digit decline in Asia Pacific. Global market share of the Home Care category increased 0.4 points.
Net earnings decreased 3% to $3.1 billion due to a 90 basis-point decrease in net earnings margin. Net earnings margin decreased due to a decrease in gross margin, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decrease of 100 basis points was driven by unfavorable product mix and higher tariff costs, partially offset by increased productivity savings. SG&A as a percentage of net sales decreased due to a decrease in overhead and marketing spending.
Baby, Feminine & Family Care
Three months ended December 31, 2025, compared with three months ended December 31, 2024
Baby, Feminine & Family Care net sales decreased 3% to $5.1 billion driven by a unit volume decline of 5%, partially offset by favorable foreign exchange of 1%. Excluding the impacts of foreign exchange and acquisitions and divestitures, organic sales decreased 4%. Global market share of the Baby, Feminine & Family Care segment decreased 0.3 points.
•Baby Care net sales were unchanged as positive impacts of favorable foreign exchange and higher pricing (primarily in North America) were offset by a unit volume decline and unfavorable geographic mix. The unit volume decrease was driven by a decline in North America (due to competitive activity), partially offset by an increase in Europe (due to distribution gains) and Greater China (due to innovation). Organic sales decreased low single digits driven by a double-digit decline in North America, partially offset by a 20% increase in Greater China. Global market share of the Baby Care category increased 0.4 points.
•Feminine Care net sales increased low single digits as the positive impacts of innovation-driven pricing (primarily in North America), favorable foreign exchange and premium product mix were partially offset by a unit volume decline. The unit volume decrease was driven by declines across all regions, led by North America (due to share losses) and Europe and IMEA (both due to competitive activity). Organic sales decreased low single digits led by a mid-single-digit decline in IMEA and a low single-digit decline in Europe. Global market share of the Feminine Care category decreased 0.2 points.
•Net sales in Family Care, which is predominantly a North America business, decreased double digits driven by a unit volume decrease (due to strong consumption offtake and retail inventory build in the prior year) and lower pricing (due to merchandising investments). Organic sales also decreased double digits. North America market share of the Family Care category decreased 1.1 points.
Net earnings decreased 9% to $1.0 billion due to a decrease in net sales and a 120 basis-point decrease in net earnings margin. Net earnings margin decreased due to a decrease in gross margin and an increase in SG&A as a percentage of net sales. The gross margin decrease of 70 basis points was primarily due to unfavorable category mix and higher cost of tariffs, partially offset by lower commodity costs and productivity savings. SG&A as a percentage of net sales increased primarily due to an increase in marketing spending.
Six months ended December 31, 2025, compared with six months ended December 31, 2024
Baby, Feminine & Family Care net sales decreased 1% to $10.3 billion driven by a unit volume decline of 3%, partially offset by favorable foreign exchange of 1% and favorable category mix of 1%. Excluding the impacts of foreign exchange and acquisitions and divestitures, organic sales decreased 2%. Global market share of the Baby, Feminine & Family Care segment decreased 0.2 points.
•Baby Care net sales increased low single digits driven by favorable foreign exchange, partially offset by a unit volume decline. The unit volume decline was driven by a decrease in North America (due to competitive activity), partially offset by an increase in Greater China (due to innovation) and Europe (due to distribution gains). Organic sales were unchanged as a 20% increase in Greater China and a low single-digit increase in Europe were offset by a mid-single-digit decline in North America. Global market share of the Baby Care category increased 0.4 points.

26 The Procter & Gamble Company
•Feminine Care net sales increased low single digits. Positive impacts of favorable foreign exchange, higher pricing (primarily in North America) and favorable geographic mix were partially offset by a decrease in unit volume. The unit volume decrease was driven by declines across all regions, led by IMEA (due to competitive activity), North America (due to share losses) and Greater China (due to market contraction). Organic sales were unchanged as a low single-digit growth in North America was offset by a high single-digit decline in IMEA and a low single-digit decline in Europe. Global market share of the Feminine Care category decreased 0.1 points.
•Net sales in Family Care, which is predominantly a North America business, decreased mid-single digits driven by a unit volume decrease (due to strong consumption offtake and retail inventory build in the prior year) and lower pricing (due to merchandising investments). Excluding the impact of foreign exchange, organic sales also decreased mid-single digits. North America market share of the Family Care category decreased 0.9 points.
Net earnings decreased 3% to $2.1 billion due to a decrease in net sales and a 40 basis-point decline in net earnings margin. Net earnings margin decreased due to a decrease in gross margin, partially offset by a decrease in SG&A as a percentage of net sales. Gross margin decreased 30 basis points due to unfavorable category mix and higher tariff costs, partially offset by productivity savings and lower commodity costs. SG&A as a percentage of net sales decreased due a decrease in overhead spending, partially offset by an increase in marketing spending.
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
For the three months ended December 31, 2025, Corporate net sales increased $1 million to $160 million. Corporate net earnings decreased $137 million to a loss of $161 million for the quarter due primarily to incremental restructuring charges in the current year.
For the six months ended December 31, 2025, Corporate net sales increased $80 million to $402 million. Corporate net earnings increased $606 million to a loss of $125 million due primarily to restructuring charges related to the substantial liquidation of operations in certain Enterprise Markets, including Argentina, in the prior year period, partially offset by current year restructuring charges.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
Operating cash flow was $10.4 billion fiscal year to date, an increase of $1.3 billion versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and (gain)/loss on sale of assets), generated $11.1 billion of operating cash flow. Working capital and other impacts consumed $753 million of cash in the period. Accounts receivable increased, consuming $92 million of cash. Days sales outstanding decreased by one day. Total inventories increased, consuming $255 million of cash, driven primarily by increased safety stock levels and new product initiatives. Days inventory on hand decreased by one day. Trade payables generated $239 million of cash, driven primarily by increased supply chain activity in line with the increase in inventory and increased marketing support activity. Other impacts consumed additional cash of $645 million primarily driven by the payment of the transitional tax related to the 2017 U.S. Tax Act and a reduction in postretirement benefit and compensation accruals, partially offset by current year income tax accruals in excess of estimated payments.
Investing Activities
Investing activities used $2.8 billion of cash fiscal year to date primarily driven by capital expenditures.
Financing Activities
Financing activities used $6.3 billion of net cash fiscal year to date, mainly due to dividends to shareholders and treasury stock purchases, partially offset by a net debt increase.
As of December 31, 2025, our current liabilities exceeded current assets by $10.1 billion. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient funding to meet short-term financing requirements.
MEASURES NOT DEFINED BY U.S. GAAP
In accordance with the SEC's Regulation S-K Item 10(e), the following provides definitions of the non-GAAP measures and the reconciliation to the most closely related GAAP measure. We believe that these measures provide useful perspective on

The Procter & Gamble Company 27
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
The following tables provide a numerical reconciliation of net sales growth to organic sales growth:

Three Months Ended December 31, 2025	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	5%	(1)%	—%	4%
Grooming	2%	(2)%	—%	—%
Health Care	5%	(2)%	—%	3%
Fabric & Home Care	1%	(1)%	—%	—%
Baby, Feminine & Family Care	(3)%	(1)%	—%	(4)%
Total Company	1%	(1)%	—%	—%
(1)Acquisition & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.

Six Months Ended December 31, 2025	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	6%	(1)%	—%	5%
Grooming	4%	(2)%	—%	2%
Health Care	4%	(2)%	—%	2%
Fabric & Home Care	1%	(1)%	—%	—%
Baby, Feminine & Family Care	(1)%	(1)%	—%	(2)%
Total Company	2%	(1)%	—%	1%
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
The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

Six Months Ended December 31, 2025
Operating Cash Flow	Capital Spending	2017 U.S. Tax Act Payments	Adjusted Free Cash Flow
$10,380	$(2,367)	$688	$8,701
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

28 The Procter & Gamble Company
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

Six Months Ended December 31, 2025
Adjusted Free Cash Flow	Net Earnings	Adjusted Free Cash Flow Productivity
$8,701	$9,112	95%
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

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Three Months Ended December 31, 2025			Three Months Ended December 31, 2024
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Core (Non-GAAP)	As Reported (GAAP) (1)
Cost of products sold	$10,834	$(152)	$10,681	$10,418
Selling, general and administrative expense	6,008	(144)	5,864	5,723
Operating income	5,366	296	5,662	5,741
Other non-operating income/(expense), net	160	23	183	224
Income taxes	1,090	59	1,149	1,187
Net earnings	4,331	261	4,592	4,659
Less: Net earnings attributable to noncontrolling interests	12	15	27	29
Net earnings attributable to P&G	4,319	246	4,565	4,630
			Core EPS
Diluted net earnings per common share (2)	$1.78	$0.10	$1.88	$1.88
(1)For the three months ended December 31, 2024, there were no adjustments to or reconciling items for Core EPS.
(2)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
Net earnings attributable to P&G	(7)%
Core net earnings attributable to P&G	(1)%
Diluted net earnings per common share	(5)%
Core EPS	—%

The Procter & Gamble Company 29

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Six Months Ended December 31, 2025
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Core (Non-GAAP)
Cost of products sold	$21,721	$(191)	$21,529
Selling, general and administrative expense	11,651	(221)	11,430
Operating income	11,222	412	11,634
Other non-operating income/(expense), net	427	31	458
Income taxes	2,343	82	2,425
Net earnings	9,112	361	9,472
Less: Net earnings attributable to noncontrolling interests	42	15	57
Net earnings attributable to P&G	9,070	346	9,415
			Core EPS
Diluted net earnings per common share (1)	$3.73	$0.14	$3.87
(1)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
Net earnings attributable to P&G	6%
Core net earnings attributable to P&G	—%
Diluted net earnings per common share	7%
Core EPS	2%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Six Months Ended December 31, 2024
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Core (Non-GAAP)
Cost of products sold	$20,839	$20	$20,859
Selling, general and administrative expense	11,242	(25)	11,216
Operating income	11,538	5	11,543
Other non-operating income/(expense), net	(330)	789	459
Income taxes	2,339	(7)	2,331
Net earnings attributable to P&G	8,589	801	9,391
			Core EPS
Diluted net earnings per common share (1)	$3.49	$0.33	$3.81
(1)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since June 30, 2025. Additional information can be found in Note 9, Risk Management Activities and Fair Value Measurements, of the Company's Form 10-K for the fiscal year ended June 30, 2025.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s President and Chief Executive Officer, Shailesh Jejurikar, and the Company’s Chief Financial Officer, Andre Schulten, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report.
Messrs. Jejurikar and Schulten have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including Messrs. Jejurikar and Schulten, to allow their timely decisions regarding required disclosure.

30 The Procter & Gamble Company
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no material changes during the quarter ended December 31, 2025, to our disclosure in Part I, Item 3, “Legal Proceedings” of our Form 10-K for the fiscal year ended June 30, 2025. There were no relevant matters to disclose under this Item for this period.

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2025.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
10/01/2025 - 10/31/2025	—	$—	—	(3)
11/01/2025 - 11/30/2025	4,242,794	147.29	4,242,794	(3)
12/01/2025 - 12/31/2025	11,303,929	143.72	11,303,929	(3)
Total	15,546,723	$144.70	15,546,723	(3)
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
(3)In accordance with the repurchase program announced on July 29, 2025, the Company reaffirmed in its earnings release on January 22, 2026, that it expects to reduce outstanding shares through direct share repurchases at a value of approximately $5 billion in fiscal year 2026, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of debt.

Item 5.	Other Information
During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

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

THE PROCTER & GAMBLE COMPANY

January 22, 2026	/s/ MATTHEW W. JANZARUK
Date	(Matthew W. Janzaruk)
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)