Form 10-Q
period 2026-03-31
PROCTER & GAMBLE Co
filed 2026-04-24
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026

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
There were 2,328,598,978 shares of Common Stock outstanding as of March 31, 2026.

The Procter & Gamble Company 1
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions except per share amounts	2026	2025	2026	2025
NET SALES	$21,235	$19,776	$65,828	$63,395
Cost of products sold	10,722	9,694	32,442	30,533
Selling, general and administrative expense	5,936	5,524	17,588	16,765
OPERATING INCOME	4,576	4,558	15,798	16,096
Interest expense	(223)	(217)	(641)	(695)
Interest income	100	111	322	365
Other non-operating income/(expense), net	537	210	964	(120)
EARNINGS BEFORE INCOME TAXES	4,989	4,661	16,444	15,646
Income taxes	1,039	868	3,381	3,207
NET EARNINGS	3,951	3,793	13,063	12,439
Less: Net earnings attributable to noncontrolling interests	18	23	60	80
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,932	$3,769	$13,002	$12,359

NET EARNINGS PER COMMON SHARE (1)
Basic	$1.66	$1.58	$5.47	$5.16
Diluted	$1.63	$1.54	$5.36	$5.03
(1)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions	2026	2025	2026	2025
NET EARNINGS	$3,951	$3,793	$13,063	$12,439
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	(211)	367	(186)	623
Unrealized gains/(losses) on investment securities	1	2	1	3
Unrealized gains/(losses) on defined benefit postretirement plans	13	(39)	14	(37)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(198)	330	(171)	590
TOTAL COMPREHENSIVE INCOME	3,753	4,123	12,892	13,029
Less: Comprehensive income attributable to noncontrolling interests	11	24	45	78
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$3,742	$4,099	$12,847	$12,951

See accompanying Notes to Consolidated Financial Statements.

2 The Procter & Gamble Company
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			March 31, 2026	June 30, 2025
Assets
CURRENT ASSETS
Cash and cash equivalents			$12,306	$9,556
Accounts receivable			6,322	6,185
INVENTORIES
Materials and supplies			1,971	2,022
Work in process			1,063	1,012
Finished goods			4,819	4,516
Total inventories			7,853	7,551
Prepaid expenses and other current assets			1,506	2,100
TOTAL CURRENT ASSETS			27,987	25,392
PROPERTY, PLANT AND EQUIPMENT, NET			24,574	23,897
GOODWILL			41,359	41,650
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			21,531	21,910
OTHER NONCURRENT ASSETS			12,928	12,381
TOTAL ASSETS			$128,378	$125,231

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$15,030	$15,227
Accrued and other liabilities			10,031	11,318
Debt due within one year			13,174	9,513
TOTAL CURRENT LIABILITIES			38,235	36,058
LONG-TERM DEBT			23,852	24,995
DEFERRED INCOME TAXES			6,047	5,774
OTHER NONCURRENT LIABILITIES			5,513	6,120
TOTAL LIABILITIES			73,647	72,946
SHAREHOLDERS’ EQUITY
Preferred stock			759	777
Common stock – shares issued –	March 2026	4,009.2
	June 2025	4,009.2	4,009	4,009
Additional paid-in capital			69,375	68,770
Reserve for ESOP debt retirement			(596)	(672)
Accumulated other comprehensive loss			(12,298)	(12,143)
Treasury stock			(142,168)	(138,702)
Retained earnings			135,424	129,973
Noncontrolling interest			226	272
TOTAL SHAREHOLDERS’ EQUITY			54,731	52,284
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$128,378	$125,231

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 3
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended March 31, 2026
Dollars in millions except per share amounts; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE DECEMBER 31, 2025	2,324,001	$4,009	$767	$69,010	($637)	($12,108)	($141,981)	$133,981	$276	$53,317
Net earnings								3,932	18	3,951
Other comprehensive income/(loss)						(190)			(7)	(198)
Dividends and dividend equivalents ($1.0568 per share):
Common								(2,465)		(2,465)
Preferred								(72)		(72)
Treasury stock purchases	(3,912)						(618)			(618)
Employee stock plans	7,560			364			424			789
Preferred stock conversions	950		(8)	1			7			—
ESOP debt impacts					41			47		88
Noncontrolling interest, net				—					(61)	(61)
BALANCE MARCH 31, 2026	2,328,599	$4,009	$759	$69,375	($596)	($12,298)	($142,168)	$135,424	$226	$54,731

	Nine Months Ended March 31, 2026
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2025	2,341,994	$4,009	$777	$68,770	($672)	($12,143)	($138,702)	$129,973	$272	$52,284
Net earnings								13,002	60	13,063
Other comprehensive income/(loss)						(155)			(16)	(171)
Dividends and dividend equivalents ($3.1704 per share):
Common								(7,425)		(7,425)
Preferred								(218)		(218)
Treasury stock purchases	(27,503)						(4,147)			(4,147)
Employee stock plans	11,864			602			666			1,268
Preferred stock conversions	2,244		(18)	3			16			—
ESOP debt impacts					76			91		168
Noncontrolling interest, net				—					(90)	(90)
BALANCE MARCH 31, 2026	2,328,599	$4,009	$759	$69,375	($596)	($12,298)	($142,168)	$135,424	$226	$54,731
See accompanying Notes to Consolidated Financial Statements.

4 The Procter & Gamble Company

	Three Months Ended March 31, 2025
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE DECEMBER 31, 2024	2,344,852	$4,009	$788	$68,283	($707)	($11,637)	($137,112)	$127,544	$275	$51,443
Net earnings								3,769	23	3,793
Other comprehensive income/(loss)						330			1	330
Dividends and dividend equivalents ($1.0065 per share):
Common								(2,367)		(2,367)
Preferred								(71)		(71)
Treasury stock purchases	(7,966)						(1,351)			(1,351)
Employee stock plans	6,836			331			384			715
Preferred stock conversions	820		(7)	1			6			—
ESOP debt impacts					35			44		79
Noncontrolling interest, net				—					(26)	(26)
BALANCE MARCH 31, 2025	2,344,542	$4,009	$781	$68,615	($672)	($11,307)	($138,073)	$128,919	$273	$52,545

	Nine Months Ended March 31, 2025
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2024	2,357,051	$4,009	$798	$67,684	($737)	($11,900)	($133,379)	$123,811	$272	$50,559
Net earnings								12,359	80	12,439
Other comprehensive income/(loss)						592			(2)	590
Dividends and dividend equivalents ($3.0195 per share):
Common								(7,121)		(7,121)
Preferred								(215)		(215)
Treasury stock purchases	(34,235)						(5,813)			(5,813)
Employee stock plans	19,662			929			1,104			2,033
Preferred stock conversions	2,063		(17)	2			15			—
ESOP debt impacts					64			86		150
Noncontrolling interest, net				—					(77)	(77)
BALANCE MARCH 31, 2025	2,344,542	$4,009	$781	$68,615	($672)	($11,307)	($138,073)	$128,919	$273	$52,545
See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 5
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31
Amounts in millions	2026	2025
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$9,556	$9,482
OPERATING ACTIVITIES (1)
Net earnings	13,063	12,439
Depreciation and amortization	2,348	2,124
Share-based compensation expense	394	364
Deferred income taxes	178	183
(Gain)/loss on sale of assets	(345)	782
Change in accounts receivable	(186)	(79)
Change in inventories	(346)	(409)
Change in accounts payable	196	(547)
Other	(877)	(2,026)
TOTAL OPERATING ACTIVITIES	14,425	12,832
INVESTING ACTIVITIES
Capital expenditures	(3,386)	(2,777)
Proceeds from asset sales	501	64
Acquisitions, net of cash acquired	(85)	(11)
Other investing activity	(458)	(33)
TOTAL INVESTING ACTIVITIES	(3,428)	(2,755)
FINANCING ACTIVITIES
Dividends to shareholders	(7,623)	(7,319)
Additions to short-term debt with original maturities of more than three months	7,785	5,905
Reductions in short-term debt with original maturities of more than three months	(6,353)	(3,781)
Net additions/(reductions) to other short-term debt	1,028	(543)
Additions to long-term debt	2,652	995
Reductions in long-term debt	(2,361)	(1,478)
Treasury stock purchases	(4,153)	(5,800)
Impact of stock options and other	872	1,601
TOTAL FINANCING ACTIVITIES	(8,154)	(10,420)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(94)	(22)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,749	(365)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$12,306	$9,116
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
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses”. This guidance requires disclosures about significant expense categories, including but not limited to, inventory purchases, employee compensation, depreciation, amortization and selling expenses. This amendment is effective for our fiscal year ending June 30, 2028, and our interim periods within the fiscal year ending June 30, 2029. We are currently assessing the impact of this guidance on our disclosures.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software”. This guidance amends the accounting for and disclosure of software costs. This amendment is effective for our fiscal year ending June 30, 2029, and the interim periods within that fiscal year. We are currently assessing the impact of this guidance on our Consolidated Financial Statements.
In December 2025, the FASB issued ASU No. 2025-10, “Accounting for Government Grants Received by Business Entities”. This amendment provides guidance on the recognition, measurement and presentation of government grants. This amendment is effective for our fiscal year ending June 30, 2030, and the interim periods within that fiscal year. We are currently assessing the impact of this guidance on our Consolidated Financial Statements.
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

The Procter & Gamble Company 7
Operating segments as a percentage of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended March 31		Nine Months Ended March 31
	2026	2025	2026	2025
Fabric Care	23%	23%	23%	23%
Home Care	12%	12%	12%	12%
Baby Care	9%	9%	9%	9%
Hair Care	9%	9%	9%	9%
Family Care	9%	9%	8%	9%
Grooming	8%	8%	8%	8%
Oral Care	8%	8%	8%	8%
Personal Health Care	7%	7%	7%	7%
Feminine Care	6%	6%	7%	6%
Personal Care	6%	6%	6%	6%
Skin Care	3%	3%	3%	3%
Total	100%	100%	100%	100%
(1)% of Net sales by operating segment excludes sales recorded in Corporate.
The following is a summary of reportable segment results:

	Three Months Ended March 31, 2026
	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
Net sales	$3,866	$1,608	$3,073	$7,403	$5,058	$225	$21,235
Cost of products sold	(1,575)	(642)	(1,277)	(4,068)	(2,753)	(406)	(10,722)
Selling, general and administrative expense	(1,530)	(533)	(1,028)	(1,647)	(1,023)	(176)	(5,936)
Other segment items (1)	—	3	—	—	—	410	413
Earnings/(loss) before income taxes	761	436	768	1,689	1,282	54	4,989
Net earnings/(loss)	$579	$331	$579	$1,300	$980	$181	$3,951

Other segment information
Depreciation and amortization	$102	$80	$112	$188	$210	$92	$785
Capital expenditures	$97	$124	$141	$266	$324	$67	$1,019
(1)Other segment items for each reportable segment includes interest expense, interest income and certain other non-operating income/(expense). Corporate includes non-operating income comprised primarily of a $343 gain due to the dissolution of the Glad joint venture business.

Amounts in millions of dollars except per share amounts or as otherwise specified.

8 The Procter & Gamble Company

	Three Months Ended March 31, 2025
	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
Net sales	$3,490	$1,505	$2,880	$6,948	$4,755	$198	$19,776
Cost of products sold	(1,349)	(595)	(1,190)	(3,698)	(2,602)	(260)	(9,694)
Selling, general and administrative expense	(1,457)	(506)	(955)	(1,609)	(1,003)	7	(5,524)
Other segment items (1)	—	—	—	1	—	102	103
Earnings/(loss) before income taxes	684	404	734	1,642	1,150	48	4,661
Net earnings/(loss)	$539	$321	$569	$1,285	$880	$200	$3,793

Other segment information
Depreciation and amortization	$98	$75	$96	$178	$200	$43	$690
Capital expenditures	$80	$119	$136	$289	$265	$(30)	$859
(1)Other segment items for each reportable segment includes interest expense, interest income and certain other non-operating income/(expense).

	Nine Months Ended March 31, 2026
	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
Net sales	$12,048	$5,219	$9,699	$22,882	$15,352	$627	$65,828
Cost of products sold	(4,756)	(2,117)	(3,994)	(12,277)	(8,285)	(1,013)	(32,442)
Selling, general and administrative expense	(4,407)	(1,553)	(2,993)	(4,914)	(3,001)	(720)	(17,588)
Other segment items (1)	—	3	2	—	—	640	646
Earnings/(loss) before income taxes	2,885	1,552	2,714	5,692	4,066	(466)	16,444
Net earnings/(loss)	$2,222	$1,212	$2,067	$4,400	$3,105	$57	$13,063

Other segment information
Depreciation and amortization	$307	$238	$325	$559	$623	$296	$2,348
Capital expenditures	$257	$384	$389	$866	$959	$530	$3,386
(1)Other segment items for each reportable segment includes interest expense, interest income and certain other non-operating income/(expense). Corporate includes non-operating income comprised primarily of a $343 gain due to the dissolution of the Glad joint venture business.

	Nine Months Ended March 31, 2025
	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
Net sales	$11,231	$4,980	$9,277	$22,233	$15,155	$520	$63,395
Cost of products sold	(4,304)	(1,982)	(3,733)	(11,639)	(8,152)	(723)	(30,533)
Selling, general and administrative expense	(4,179)	(1,505)	(2,882)	(4,886)	(3,006)	(308)	(16,765)
Other segment items (1)	(1)	—	—	1	—	(450)	(451)
Earnings/(loss) before income taxes	2,746	1,493	2,662	5,709	3,997	(961)	15,646
Net earnings/(loss)	$2,158	$1,206	$2,068	$4,473	$3,065	$(531)	$12,439

Other segment information
Depreciation and amortization	$298	$235	$293	$536	$606	$156	$2,124
Capital expenditures	$198	$299	$354	$760	$724	$442	$2,777
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
4. Goodwill and Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
GOODWILL AT JUNE 30, 2025	$14,229	$12,993	$7,941	$1,848	$4,640	$41,650
Acquisitions and divestitures	—	—	40	—	—	40
Translation and other	(124)	(85)	(78)	(9)	(35)	(330)
GOODWILL AT MARCH 31, 2026	$14,105	$12,908	$7,902	$1,840	$4,605	$41,359
Goodwill decreased from June 30, 2025, primarily due to currency translation, partially offset by a minor acquisition within Health Care.
Identifiable intangible assets at March 31, 2026, were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$9,175	$(7,189)
Intangible assets with indefinite lives	19,544	—
Total identifiable intangible assets	$28,719	$(7,189)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives primarily consist of brands. The amortization expense of determinable-lived intangible assets for the three months ended March 31, 2026 and 2025, was $76 and $78, respectively. For the nine months ended March 31, 2026 and 2025, amortization expense was $232 and $241, respectively.
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
Based on our impairment testing performed during the three months ended December 31, 2025, the Gillette indefinite-lived intangible asset's fair value exceeds its carrying value by greater than 10%. As of March 31, 2026, the carrying value of the Gillette indefinite-lived intangible asset was $12.8 billion. While we have concluded that no triggering event has occurred during the quarter ended March 31, 2026, the Gillette indefinite-lived intangible asset is susceptible to impairment risk. Adverse changes in the business or in the macroeconomic environment, including foreign currency devaluation, increasing global inflation or market contraction from an economic recession, could reduce the underlying cash flows used to estimate the fair value of the Gillette indefinite-lived intangible asset and trigger an impairment charge.
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
Net earnings per common share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended March 31		Nine Months Ended March 31
	2026	2025	2026	2025
Net earnings attributable to P&G (Diluted)	$3,932	$3,769	$13,002	$12,359
Less: Preferred dividends	72	71	218	215
Net earnings attributable to P&G available to common shareholders (Basic)	$3,860	$3,698	$12,784	$12,144

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,328.5	2,347.2	2,335.3	2,351.8
Add effect of dilutive securities:
Stock options and other unvested equity awards (1)	20.0	31.9	21.8	34.9
Convertible preferred shares (2)	68.0	70.7	68.7	71.3
Diluted weighted average common shares outstanding	2,416.5	2,449.8	2,425.8	2,458.0

NET EARNINGS PER COMMON SHARE
Basic	$1.66	$1.58	$5.47	$5.16
Diluted	$1.63	$1.54	$5.36	$5.03
(1)For the three months ended March 31, 2026 and 2025, the weighted average of stock options that were antidilutive and not included in the diluted net earnings per share calculation were 22 million and 8 million, respectively. For the nine months ended March 31, 2026 and 2025, the weighted average of stock options that were antidilutive and not included in the diluted net earnings per share calculation were 20 million and 6 million, respectively.
(2)An overview of preferred shares can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit impacts:

	Three Months Ended March 31		Nine Months Ended March 31
	2026	2025	2026	2025
Share-based compensation expense	$132	$123	$394	$364
Net periodic benefit cost for pension benefits	27	29	93	92
Net periodic benefit (credit) for other retiree benefits	(153)	(180)	(456)	(541)

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 11
7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the nine months ended March 31, 2026.
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
Cash equivalents were $11.1 billion and $8.3 billion as of March 31, 2026 and June 30, 2025, respectively, and are classified as Level 1 within the fair value hierarchy. The Company had no other material investments in debt or equity securities during the periods presented.
The fair value of long-term debt was $29.4 billion and $29.5 billion as of March 31, 2026 and June 30, 2025, respectively. This includes the current portion of long-term debt instruments ($6.5 billion and $5.3 billion as of March 31, 2026 and June 30, 2025, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of March 31, 2026 and June 30, 2025, are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	March 31, 2026	June 30, 2025	March 31, 2026	June 30, 2025	March 31, 2026	June 30, 2025
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$5,262	$3,280	$—	$—	$(230)	$(201)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$9,860	$11,874	$80	$—	$(321)	$(860)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$15,122	$15,154	$80	$—	$(551)	$(1,061)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$4,226	$3,576	$8	$19	$(17)	$—

TOTAL DERIVATIVES AT FAIR VALUE	$19,348	$18,730	$88	$19	$(568)	$(1,062)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $5.0 billion and $3.1 billion as of March 31, 2026 and June 30, 2025, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $12.1 billion and $11.2 billion as of March 31, 2026 and June 30, 2025, respectively. The increase in the notional balance of interest rate contracts designated as fair value hedges is driven by debt portfolio rebalancing to meet interest rate risk management objectives. The decrease in the notional balance of derivative instruments designated as net investment hedges was primarily driven by the maturity of certain swaps, consistent with the Company's ongoing management of its hedge portfolio.
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
Certain of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a liability position was $477 and $1.1 billion as of
Amounts in millions of dollars except per share amounts or as otherwise specified.

12 The Procter & Gamble Company
March 31, 2026 and June 30, 2025, respectively. The Company has not been required to post collateral as a result of these contractual features.
Before tax gains and losses on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended March 31		Nine Months Ended March 31
	2026	2025	2026	2025
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign currency interest rate contracts	$208	$(473)	$205	$(117)
(1)    For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $56 and $60 for the three months ended March 31, 2026 and 2025, respectively. The amount of gain excluded from effectiveness testing was $191 and $167 for the nine months ended March 31, 2026 and 2025, respectively.
(2)    In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in Accumulated other comprehensive income (AOCI) for such instruments was $279 and $(436) for the three months ended March 31, 2026 and 2025, respectively. The amount of gain/(loss) recognized in AOCI for such instruments was $318 and $(221) for the nine months ended March 31, 2026 and 2025, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended March 31		Nine Months Ended March 31
	2026	2025	2026	2025
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(24)	$(2)	$(29)	$109
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$(1)	$30	$21	$(19)
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
8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

	Investment Securities	Postretirement Benefit Plans	Foreign Currency Translation	Total AOCI
BALANCE AT JUNE 30, 2025, NET OF TAX	$9	$(777)	$(11,375)	$(12,143)
Other comprehensive income/(loss), before tax:
OCI before reclassifications	2	4	(63)	(58)
Amounts reclassified to the Consolidated Statement of Earnings	—	15	—	15
Total other comprehensive income/(loss), before tax	2	18	(63)	(43)
Tax effect	(1)	(4)	(123)	(128)
Total other comprehensive income/(loss), net of tax	1	14	(186)	(171)
Less: OCI attributable to noncontrolling interests, net of tax	—	—	(16)	(16)
BALANCE AT MARCH 31, 2026, NET OF TAX	$10	$(763)	$(11,545)	$(12,298)
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
Income Tax Uncertainties
The Company is present in about 70 countries and over 150 taxable jurisdictions and, at any point in time, has 30–40 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2013 and forward. We are generally not able to reliably estimate the timing and ultimate settlement amounts until the close of an audit. Based on information currently available, we anticipate over the next 12-month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued liabilities of approximately $121, including interest and penalties.
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
10. Supplier Finance Programs
The Company has an ongoing program to negotiate extended payment terms with its suppliers consistent with market practices. The Company also supports a Supply Chain Finance program (“SCF”) with several global financial institutions. Under SCF, the Company maintains an accounts payable system to facilitate participating suppliers' ability to sell receivables from the Company to a SCF bank. These participating suppliers negotiate their sales of receivables arrangements directly with the respective SCF bank. The Company is not party to those agreements, but the SCF banks allow the suppliers to utilize the Company’s creditworthiness in establishing credit spreads and associated costs. Under this model, this arrangement generally provides the suppliers with more favorable terms than they would be able to secure on their own. The Company has no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier chooses to participate in SCF, the supplier selects which individual Company invoices to sell to the SCF bank. The Company’s obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the supplier’s decisions to finance amounts under these arrangements. The Company does not provide any form of guarantee under these financing arrangements. Our payment terms for suppliers under this program generally range from 60 to 180 days. All outstanding amounts related to suppliers participating in SCF are recorded within Accounts payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows. The amount due to suppliers participating in SCF and included in Accounts payable was approximately $5.7 billion as of March 31, 2026 and $5.8 billion as of June 30, 2025.
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
In June 2025, the Company announced a portfolio and productivity plan to streamline its portfolio and organization to improve its cost structure and competitiveness. The Company expects to incur approximately $1.5 to $2.0 billion in before-tax restructuring costs over two years. The Company expects to incur over half of the costs under this plan by the end of fiscal 2026, with the remainder incurred in fiscal 2027.
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
Costs incurred under the plan will consist primarily of costs to separate employees and asset-related costs to exit facilities. The Company will also incur other types of costs outlined below as a direct result of the plan. For the three months ended March 31, 2026, the Company incurred total before tax charges of $198 including $138 in Costs of products sold, $53 in SG&A and $6 in Other non-operating income/(expense), net. For the nine months ended March 31, 2026, the Company incurred charges of $782 including $418 in Costs of products sold, $330 in SG&A and $33 in Other non-operating income/(expense), net.

Amounts in millions of dollars except per share amounts or as otherwise specified.

14 The Procter & Gamble Company
The following table presents restructuring activity for the nine months ended March 31, 2026:

	Separations	Asset Related Costs	Other	Total
RESERVE JUNE 30, 2025	$120	$—	$69	$189
Costs incurred for the six months ended December 31, 2025	322	109	152	584
Costs incurred for the three months ended March 31, 2026	133	53	12	198
Costs incurred for the nine months ended March 31, 2026	455	162	164	782

Costs paid/settled for the nine months ended March 31, 2026	(382)	(162)	(157)	(701)
RESERVE MARCH 31, 2026	$193	$—	$76	$269
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
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, changes in global interest rates and rate differentials, currency exchange, or pricing controls and tariffs; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to effect the expected share repurchases and dividend payments; (3) the ability to successfully manage uncertainties related to changing political and geopolitical conditions and potential implications such as exchange rate fluctuations, market contraction, boycotts, variability and unpredictability in trade relations, sanctions, tariffs or other trade controls; (4) the ability to manage disruptions in credit markets or to our banking partners or changes to our credit rating; (5) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to various factors, including ones outside of our control, such as natural disasters, conflicts or acts of war (such as the conflict in the Middle East), terrorism or disease outbreaks; (6) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials and costs of labor, transportation, energy, pensions and healthcare; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy, packaging content, supply chain practices, social or environmental practices or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third-party relationships, such as our suppliers, contract manufacturers, distributors, contractors and external business
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 15
partners; (11) the ability to rely on and maintain key company and third-party information and operational technology systems, networks and services and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage the demand, supply and operational challenges, as well as governmental responses or mandates, associated with a disease outbreak, including epidemics, pandemics or similar widespread public health concerns; (13) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits, evolving digital marketing and selling platform requirements and technological advances attained by, and patents granted to, competitors; (14) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; (15) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited; (16) the ability to successfully manage current and expanding regulatory and legal requirements and matters (including, without limitation, those laws, regulations, policies and related interpretations involving product liability, product and packaging composition, manufacturing processes, intellectual property, labor and employment, antitrust, privacy, cybersecurity, data protection and data transfers, artificial intelligence, tax, the environment, due diligence, risk oversight, accounting and financial reporting) and to resolve new and pending matters within current estimates; (17) the ability to manage changes in applicable tax laws and regulations; and (18) the ability to continue delivering progress towards our environmental sustainability ambitions. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein is included in the section titled "Economic Conditions and Uncertainties" and the section titled "Risk Factors" (Part II, Item 1A) of this Form 10-Q.
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
The MD&A is organized in the following sections:
•Overview
•Recent Developments
•Summary of Results – Nine Months Ended March 31, 2026
•Economic Conditions and Uncertainties
•Results of Operations – Three and Nine Months Ended March 31, 2026
•Segment Results – Three and Nine Months Ended March 31, 2026
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

16 The Procter & Gamble Company
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
The following table provides the percentage of net sales and net earnings by reportable business segment (excluding Corporate) for the three and nine months ended March 31, 2026:

	Three Months Ended March 31, 2026		Nine Months Ended March 31, 2026
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	18%	15%	18%	17%
Grooming	8%	9%	8%	9%
Health Care	15%	15%	15%	16%
Fabric & Home Care	35%	35%	35%	34%
Baby, Feminine & Family Care	24%	26%	24%	24%
Total Company	100%	100%	100%	100%
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

The Procter & Gamble Company 17
program beginning in the three-month period ended December 31, 2023, through the three-month period ended September 30, 2024, were approximately $1.2 billion after tax.
Focused Portfolio, Supply Chain and Productivity Plan
In June 2025, the Company announced a portfolio and productivity plan to streamline its portfolio and organization to improve its cost structure and competitiveness. The Company expects to incur approximately $1.5 to $2.0 billion in before-tax restructuring costs over a two-year period. The Company expects to incur over half of the costs under this plan by the end of fiscal 2026, with the remainder incurred in fiscal 2027. The restructuring activities will be executed across the Sector Business Units as well as the Enterprise Markets, Corporate Functions and Global Business Services. These restructuring activities include a plan for a reduction of up to 7,000 non-manufacturing overhead personnel by the end of fiscal 2027.
Consistent with our historical policies for ongoing restructuring-type activities, resulting charges were funded by and included within Corporate for segment reporting. Restructuring charges above the normal ongoing level of restructuring costs are reported as non-core charges. For more details on the restructuring program, refer to Note 11 to the Consolidated Financial Statements.
Glad Joint Venture Agreement
In January 2026, the Glad joint venture agreement between the Company and The Clorox Company (Clorox) expired. Under the terms of the agreement, Clorox purchased the Company’s minority interest in the venture at fair market value, for $476 million. This transaction was accounted for as a dissolution of the Glad joint venture business and the Company recorded an after-tax gain of $261 million.
U.S. Tariffs
On February 20, 2026, the U.S. Supreme Court ruled that the tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were invalid. The Company previously paid approximately $200 million in IEEPA tariffs that may be recoverable. The Company has not yet recognized any recovery in its consolidated financial statements.
SUMMARY OF RESULTS – Nine Months Ended March 31, 2026
The following are highlights of results for the nine months ended March 31, 2026, versus the nine months ended March 31, 2025:
•Net sales were $65.8 billion, an increase of $2.4 billion, or 4%, versus the prior year period. Net sales increased high single digits in Beauty, mid-single digits in Grooming and Health Care, and low single digits in Fabric & Home Care and Baby, Feminine & Family Care. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 2% versus the prior year period. Organic sales increased mid-single digits in Beauty, low single digits in Health Care, Grooming and Fabric & Home Care and were unchanged in Baby, Feminine & Family Care.
•Net earnings were $13.1 billion, an increase of $624 million, or 5%, versus the prior year period due to higher restructuring charges related to the substantial liquidation of operations in certain Enterprise Markets, including Argentina, in the prior year period.
•Net earnings attributable to Procter & Gamble were $13.0 billion, an increase of $643 million, or 5%, versus the prior year period.
•Diluted EPS increased 7% to $5.36 due to the increase in net earnings. Core EPS, which excludes the gain from the dissolution of the Glad joint venture business and incremental restructuring charges, increased 2% to $5.46.
•Operating cash flow was $14.4 billion. Adjusted free cash flow, which is defined as operating cash flow less capital expenditures and excluding payments for the transitional tax resulting from the 2017 U.S. Tax Act, was $11.7 billion. Adjusted free cash flow productivity, which is defined as adjusted free cash flow as a percentage of net earnings excluding the gain from the dissolution of the Glad joint venture business, was 92%.
ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in numerous countries worldwide, with more than half our sales generated outside the United States. Our largest international markets are Greater China, the United Kingdom, Canada, Japan and Germany and collectively comprised approximately 21% of our net sales in fiscal 2025. As a result, we are exposed to global macroeconomic factors, geopolitical tensions and government policies. We are exposed to various risks due to economic, political and social instabilities, market volatility, natural disasters, debt and credit issues, currency controls, new or increased tariffs, foreign exchange, the availability and cost of materials and interest rate changes. These risks can negatively impact our net sales, net earnings and cash flows. For example, we are exposed to risks due to the conflict in the Middle East and the ongoing war between Russia and Ukraine. Our Russia business accounted for 1% of consolidated net sales, net earnings and net assets as of June 30, 2025.
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

18 The Procter & Gamble Company
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
RESULTS OF OPERATIONS – Three Months Ended March 31, 2026
The following discussion provides a review of results for the three months ended March 31, 2026, versus the three months ended March 31, 2025.

	Three Months Ended March 31
Amounts in millions, except per share amounts	2026	2025	% Chg
Net sales	$21,235	$19,776	7%
Operating income	4,576	4,558	—%
Earnings before income taxes	4,989	4,661	7%
Net earnings	3,951	3,793	4%
Net earnings attributable to Procter & Gamble	3,932	3,769	4%
Diluted net earnings per common share	1.63	1.54	6%
Core net earnings per common share	1.59	1.54	3%

	Three Months Ended March 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2026	2025	Basis Pt Chg
Gross margin	49.5%	51.0%	(150)
Selling, general & administrative expense	28.0%	27.9%	10
Operating income	21.5%	23.0%	(150)
Earnings before income taxes	23.5%	23.6%	(10)
Net earnings	18.6%	19.2%	(60)
Net earnings attributable to Procter & Gamble	18.5%	19.1%	(60)
Net Sales
Net sales for the quarter increased 7% to $21.2 billion. The increase in net sales was due to favorable foreign exchange of 4%, a unit volume increase of 2% and higher pricing of 1%. Mix was unchanged. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 3%.

The Procter & Gamble Company 19
The following table summarizes key drivers of the change in net sales by reportable segment:

	Net Sales Change Drivers 2026 vs. 2025 (Three Months Ended March 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	5%	5%	4%	1%	1%	—%	11%
Grooming	(2)%	(2)%	6%	3%	—%	—%	7%
Health Care	(2)%	(2)%	5%	2%	1%	1%	7%
Fabric & Home Care	2%	2%	4%	1%	—%	—%	7%
Baby, Feminine & Family Care	3%	3%	3%	—%	—%	—%	6%
Total Company	2%	2%	4%	1%	—%	—%	7%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 150 basis points to 49.5% of net sales for the quarter. The decrease in gross margin was due to:
•180 basis points of decline from unfavorable product mix,
•100 basis points of product and packaging investments,
•50 basis points of higher restructuring costs,
•50 basis points of higher costs from tariffs,
•20 basis points of other items and rounding and
•10 basis points of higher commodity costs.
These impacts were partially offset by:
•210 basis points of manufacturing productivity savings and
•50 basis points of increase due to higher pricing.
Total SG&A spending increased 7% to $5.9 billion versus the prior year period due to increased marketing spending and overhead costs. SG&A as a percentage of net sales increased 10 basis points to 28.0% due primarily to an increase in marketing spending as a percentage of net sales, partially offset by a decrease in overhead costs as a percentage of net sales and a decrease in other operating expenses as a percentage of net sales. Marketing spending as a percentage of net sales increased 20 basis points as the positive scale impacts of the net sales increase and productivity savings were more than offset by an increase in marketing spending. Overhead costs as a percentage of net sales decreased 10 basis points driven by productivity savings and the positive scale impacts of the net sales increase, partially offset by wage inflation, adjustments to expected variable compensation payouts and restructuring spending. Other operating expenses as a percentage of net sales decreased 10 basis points. Productivity-driven cost savings delivered 120 basis points of benefit to SG&A as a percentage of net sales.
Operating income was unchanged at $4.6 billion as the increase in net sales was offset by a decrease in gross margin and an increase in SG&A spending, the components of which are described above. Operating margin decreased 150 basis points to 21.5% versus the prior year period due primarily to the decrease in gross margin and increase in restructuring charges in the current year.
Non-Operating Expenses and Income
Interest expense was $223 million for the quarter, an increase of $6 million versus the prior year period. Interest income was $100 million for the quarter, a decrease of $11 million versus the prior year period. Other non-operating income/(expense), net was $537 million, which is an increase of $327 million versus the prior year period due primarily to the gain from the dissolution of the Glad joint venture business in the current year.
Income Taxes
The effective income tax rate for the three months ended March 31, 2026, was 20.8%, compared to 18.6% for the three months ended March 31, 2025. The increase in the effective tax rate was primarily driven by a 100 basis-point increase due to discrete impacts related to uncertain tax positions, lower excess tax benefits of share-based compensation in the current year and unfavorable geographic mix impacts.

20 The Procter & Gamble Company
Net Earnings
Net earnings were $4.0 billion, an increase of $158 million, or 4%, versus the prior year period due to the increase in other non-operating income/(expense), net, partially offset by the increase in income taxes, the details of which are described above. Foreign exchange had a positive impact of approximately $101 million on net earnings for the quarter, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble were $3.9 billion, an increase of $163 million, or 4%, for the quarter. Diluted EPS increased 6% to $1.63 versus the prior year period. Core EPS, which represents diluted EPS excluding the gain from the dissolution of the Glad joint venture business and charges for incremental restructuring, increased 3% to $1.59.
RESULTS OF OPERATIONS – Nine Months Ended March 31, 2026
The following discussion provides a review of results for the nine months ended March 31, 2026, versus the nine months ended March 31, 2025.

	Nine Months Ended March 31
Amounts in millions, except per share amounts	2026	2025	% Chg
Net sales	$65,828	$63,395	4%
Operating income	15,798	16,096	(2)%
Earnings before income taxes	16,444	15,646	5%
Net earnings	13,063	12,439	5%
Net earnings attributable to Procter & Gamble	13,002	12,359	5%
Diluted net earnings per common share	5.36	5.03	7%
Core net earnings per common share	5.46	5.35	2%

	Nine Months Ended March 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2026	2025	Basis Pt Chg
Gross margin	50.7%	51.8%	(110)
Selling, general & administrative expense	26.7%	26.4%	30
Operating income	24.0%	25.4%	(140)
Earnings before income taxes	25.0%	24.7%	30
Net earnings	19.8%	19.6%	20
Net earnings attributable to Procter & Gamble	19.8%	19.5%	30
Net Sales
Net sales for the period increased 4% to $65.8 billion driven by a 2% increase from favorable foreign exchange and a 1% increase from higher pricing. Volume and mix were unchanged. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 2%.
The following table summarizes key drivers of the change in net sales by reportable segment:

	Net Sales Change Drivers 2026 vs. 2025 (Nine Months Ended March 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	4%	4%	2%	2%	(1)%	—%	7%
Grooming	(1)%	(1)%	4%	3%	(1)%	—%	5%
Health Care	(1)%	(1)%	3%	1%	2%	—%	5%
Fabric & Home Care	—%	—%	2%	1%	—%	—%	3%
Baby, Feminine & Family Care	(1)%	(1)%	2%	—%	—%	—%	1%
Total Company	—%	—%	2%	1%	—%	1%	4%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 110 basis points to 50.7% of net sales for the period. The decrease in gross margin was due to:
•120 basis points of decline from unfavorable product mix,

The Procter & Gamble Company 21
•70 basis points of product and packaging investments,
•60 basis points of higher tariff costs,
•50 basis points of higher restructuring costs,
•20 basis points of other items and rounding,
•10 basis points of unfavorable foreign exchange impacts and
•10 basis points of higher commodity costs.
These impacts were partially offset by:
•180 basis points of manufacturing productivity savings and
•50 basis points of increase due to higher pricing.
Total SG&A spending increased 5% to $17.6 billion versus the prior year period due to increased marketing spending and overhead costs. SG&A as a percentage of net sales increased 30 basis points to 26.7% due primarily to an increase in marketing spending as a percentage of net sales and an increase in overhead costs as a percentage of net sales, partially offset by a decrease in other operating expenses as a percentage of net sales. Marketing spending as a percentage of net sales increased 20 basis points as the positive scale impacts of the net sales increase and productivity savings were more than offset by an increase in marketing spending. Overhead costs as a percentage of net sales increased 10 basis points as wage inflation and restructuring spending were partially offset by productivity savings and the positive scale impacts of the net sales increase. Other operating expenses as a percentage of net sales decreased 10 basis points. Productivity-driven cost savings delivered 100 basis points of benefit to SG&A as a percentage of net sales.
Operating income decreased $298 million, or 2%, to $15.8 billion as the increase in net sales was more than offset by a decrease in gross margin and increase in SG&A spending, the components of which are described above. Operating margin decreased 140 basis points to 24.0% versus the prior year period due primarily to the decrease in gross margin and increase in restructuring charges in the current year.
Non-Operating Expenses and Income
Interest expense was $641 million for the period, a decrease of $54 million versus the prior year period. Interest income was $322 million for the period, a decrease of $43 million versus the prior year period. Other non-operating income/(expense), net, was $964 million, which is an increase of $1.1 billion versus the prior year period primarily due to the non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina recorded in the prior year period and the gain from the dissolution of the Glad joint venture business in the current year period.
Income Taxes
The effective income tax rate for the nine months ended March 31, 2026, was 20.6%, compared to 20.5% for the nine months ended March 31, 2025. The increase in the effective tax rate was primarily driven by a 100 basis-point increase due to lower excess tax benefits of share-based compensation in the current year, partially offset by the prior year charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina.
Net Earnings
Net earnings increased $624 million, or 5%, to $13.1 billion, as the increase in other non-operating income/(expense), net, the components of which are described above, were partially offset by the decrease in operating income. Foreign exchange had a positive impact of approximately $185 million on net earnings for the period, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $643 million, or 5%, to $13.0 billion for the period. Diluted EPS increased 7% to $5.36 versus the prior year period due to the increase in net earnings. Core EPS, which represents diluted EPS excluding the charges for incremental restructuring and the gain from the dissolution of the Glad joint venture business, increased 2% to $5.46.

22 The Procter & Gamble Company
SEGMENT RESULTS – Three and Nine Months Ended March 31, 2026
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three and nine months ended March 31, 2026, is provided based on a comparison to the three and nine months ended March 31, 2025. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales, earnings before income taxes and net earnings by reportable business segment for the three and nine months ended March 31, 2026, versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended March 31, 2026
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$3,866	11%	$761	11%	$579	7%
Grooming	1,608	7%	436	8%	331	3%
Health Care	3,073	7%	768	5%	579	2%
Fabric & Home Care	7,403	7%	1,689	3%	1,300	1%
Baby, Feminine & Family Care	5,058	6%	1,282	11%	980	11%
Corporate	225	N/A	54	N/A	181	N/A
Total Company	$21,235	7%	$4,989	7%	$3,951	4%

	Nine Months Ended March 31, 2026
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$12,048	7%	$2,885	5%	$2,222	3%
Grooming	5,219	5%	1,552	4%	1,212	—%
Health Care	9,699	5%	2,714	2%	2,067	—%
Fabric & Home Care	22,882	3%	5,692	—%	4,400	(2)%
Baby, Feminine & Family Care	15,352	1%	4,066	2%	3,105	1%
Corporate	627	N/A	(466)	N/A	57	N/A
Total Company	$65,828	4%	$16,444	5%	$13,063	5%
Beauty
Three months ended March 31, 2026, compared with three months ended March 31, 2025
Beauty net sales increased 11% to $3.9 billion, driven by a 5% increase in unit volume, favorable foreign exchange of 4%, positive impacts of pricing of 1% and favorable product mix of 1%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 7%. Global market share of the Beauty segment decreased 0.3 points.
•Hair Care net sales increased double digits driven by an increase in unit volume, favorable foreign exchange and positive impacts of innovation-based pricing (primarily in North America and Europe), partially offset by unfavorable geographic mix. The volume increase was driven by growth in Europe, Latin America, Greater China and Asia Pacific (all due to innovation). Organic sales increased mid-single digits driven by growth in all regions, led by low-teens growth in Europe, double-digit growth in Latin America and mid-single-digit growth in Asia Pacific. Global market share of the Hair Care category decreased 0.5 points.
•Personal Care net sales increased double digits driven by an increase in unit volume, favorable foreign exchange, favorable geographic mix and innovation-based pricing. The volume increase was driven by growth in North America, Europe and Greater China (all due to innovation). Organic sales increased high single digits driven by mid-teens growth in Europe and high single-digit growth in North America, partially offset by a mid-single-digit growth in Greater China. Global market share of the Personal Care category was unchanged.
•Skin Care net sales increased high single digits driven by favorable product mix (due primarily to the increase of the super-premium SK-II brand, which has higher than category-average selling prices), a unit volume increase and favorable foreign exchange, partially offset by merchandising investments (primarily in Greater China). The volume increase was driven by North America and Asia Pacific (both due to innovation), partially offset by Greater China (due to competitive activity). Organic sales also increased high single digits driven by more than 20% growth in Asia Pacific, partially offset by a mid-single-digit growth in Greater China. Global market share of the Skin Care category decreased 0.8 points.
Net earnings increased 7% to $579 million due to the increase in net sales, partially offset by a 40 basis-point decline in net earnings margin. Net earnings margin decreased due to a decrease in gross margin and an increase in the effective tax rate, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decline of 210 basis points was driven by unfavorable product mix, higher commodity costs and higher cost of tariffs, partially offset by productivity savings. SG&A as a

The Procter & Gamble Company 23
percentage of net sales decreased primarily due to the positive scale impacts of the net sales increase. The higher effective tax rate was driven by unfavorable geographic mix.
Nine months ended March 31, 2026, compared with nine months ended March 31, 2025
Beauty net sales increased 7% to $12.0 billion, driven by a 4% increase in unit volume, the positive impacts of pricing of 2% and favorable foreign exchange of 2%, partially offset by unfavorable geographic mix of 1%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 5%. Global market share of the Beauty segment decreased 0.3 points.
•Hair Care net sales increased high single digits driven by positive impacts of a unit volume increase, favorable foreign exchange and innovation-based pricing (primarily in North America and Europe), partially offset by unfavorable geographic mix. The increase in unit volume was driven by growth in Latin America, Europe and Asia Pacific (all due to innovation), partially offset by a decline in North America (due to competitive activity). Organic sales increased mid-single digits driven by double-digit growth in Latin America, high single-digit growth in Europe and mid-single-digit growth in Asia Pacific, partially offset by a low single-digit decline in North America. Global market share of the Hair Care category decreased 0.6 points.
•Personal Care net sales increased high single digits driven by positive impacts of a unit volume increase, higher pricing and favorable foreign exchange, partially offset by unfavorable geographic mix. The volume increase was across all regions, led by growth in North America, Greater China and Europe (all due to innovation). Organic sales also increased high single digits led by mid-teens growth in Europe and high single-digit growth in Greater China, partially offset by a mid-single-digit growth in North America. Global market share of the Personal Care category increased 0.2 points.
•Skin Care net sales increased mid-single digits driven by positive impacts of favorable product mix (due primarily to the increase of the super-premium SK-II brand, which has higher than category-average selling prices), higher pricing (primarily in Greater China) and favorable foreign exchange, partially offset by a unit volume decrease. The volume decrease was driven by Greater China (due to competitive activity). Organic sales also increased mid-single digits due to a double-digit growth in Asia Pacific and a mid-single-digit growth in Greater China, partially offset by unchanged growth in North America. Global market share of the Skin Care category decreased 0.7 points.
Net earnings increased 3% to $2.2 billion due to an increase in net sales, partially offset by a 80 basis-point decline in net earnings margin. Net earnings margin decreased due to a decrease in gross margin, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decline of 120 basis-points was driven by unfavorable product mix, higher cost of tariffs and commodity costs, partially offset by productivity savings. SG&A as a percentage of net sales decreased due to the positive scale impacts of the net sales increase and a decrease in overhead spending, partially offset by an increase in marketing spending.
Grooming
Three months ended March 31, 2026, compared with three months ended March 31, 2025
Grooming net sales increased 7% to $1.6 billion driven by favorable foreign exchange of 6% and innovation-based pricing of 3% (primarily by North America and Europe), partially offset by a unit volume decrease of 2%. The volume decrease was driven by IMEA (due to distribution loss), Europe (due to competitive activity) and North America (due to market contraction), partially offset by a volume increase in Latin America (due to increased distribution and innovation). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 1% led by mid-single-digit growth in Latin America and low single-digit growth in North America and Europe, partially offset by a high single-digit decline in Greater China. Global market share of the Grooming segment decreased 0.4 points.
Net earnings increased 3% to $331 million due to an increase in net sales, partially offset by a 70 basis-point decrease in net earnings margin. Net earnings margin decreased due to a decrease in gross margin and an increase in the effective tax rate, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decrease of 40 basis points was primarily driven by unfavorable product mix, partially offset by higher pricing and productivity savings. SG&A as a percentage of net sales decreased due to the positive scale impacts of the net sales increase, partially offset by an increase in marketing spending. The higher effective tax rate was driven by unfavorable geographic mix.
Nine months ended March 31, 2026, compared with nine months ended March 31, 2025
Grooming net sales increased 5% to $5.2 billion as the benefits of favorable foreign exchange of 4% and higher pricing of 3% (driven by North America and Europe) were partially offset by a unit volume decline of 1% and unfavorable geographic mix impacts of 1%. The unit volume decrease was driven by declines in North America (due to market contraction) and IMEA (due to distribution loss), partially offset by a unit volume increase in Latin America (due to increased distribution). Excluding the impact of acquisitions and divestitures and foreign exchange, Grooming organic sales increased 1% driven by mid-single-digit growth in Latin America and low single-digit growth in Europe, partially offset by a mid-single-digit decline in Greater China. Global market share of the Grooming segment decreased 0.4 points.

24 The Procter & Gamble Company
Net earnings were unchanged at $1.2 billion as the increase in net sales was offset by a 100 basis-point decrease in net earnings margin. Net earnings margin decreased due to a decrease in gross margin and an increase in the effective tax rate, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decline of 80 basis points was driven by unfavorable product mix, partially offset by higher pricing and productivity savings. SG&A as a percentage of net sales decreased due to the positive scale impacts of the net sales increase, partially offset by an increase in marketing spending. The higher effective tax rate was driven by unfavorable geographic mix.
Health Care
Three months ended March 31, 2026, compared with three months ended March 31, 2025
Health Care net sales increased 7% to $3.1 billion as the benefits of favorable foreign exchange impacts of 5%, higher pricing of 2% and favorable product mix of 1% were partially offset by a 2% decrease in unit volume. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 2%. Global market share of the Health Care segment increased 0.6 points.
•Oral Care net sales increased high single digits driven by positive impacts of favorable foreign exchange, innovation-based pricing (driven by North America and Europe) and favorable product mix (due to growth of power brushes and premium paste, which have higher than category-average selling prices), partially offset by a unit volume decline. The unit volume decrease was driven by a decline in Greater China (due to market contraction and competitive activity), partially offset by an increase in IMEA (due to market growth and innovation). Organic sales increased low single digits driven by low single-digit increases in Europe and North America, partially offset by a mid-teens decrease in Greater China. Global market share of the Oral Care category increased 0.3 points.
•Personal Health Care net sales increased mid-single digits driven by positive impacts of favorable foreign exchange, higher pricing (driven by North America) and favorable geographic mix, partially offset by a unit volume decrease. The unit volume decrease was driven by North America and Europe (due to lower average incidence of cough and cold), partially offset by a volume increase in IMEA (due to innovation). Organic sales increased low single digits driven by a double-digit increase in Asia Pacific and high single-digit increases in Latin America and IMEA, partially offset by a high single-digit decrease in Europe. Global market share of the Personal Health Care category increased 0.5 points.
Net earnings increased 2% to $579 million due to an increase in net sales, partially offset by a 90 basis-point decrease in net earnings margin. Net earnings margin decreased due to a decrease in gross margin and an increase in SG&A as a percentage of net sales. The gross margin decrease of 30 basis points was driven primarily by unfavorable product mix, partially offset by higher pricing and productivity savings. SG&A as a percentage of net sales increased due to an increase in marketing spending, partially offset by the positive scale impacts of the net sales increase.
Nine months ended March 31, 2026, compared with nine months ended March 31, 2025
Health Care net sales increased 5% to $9.7 billion driven by favorable foreign exchange of 3%, favorable product mix of 2% and higher pricing of 1%, partially offset by a 1% decrease in unit volume. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 2%. Global market share of the Health Care segment increased 0.5 points.
•Oral Care net sales increased mid-single digits due to the positive impacts of favorable foreign exchange and favorable product mix (due to growth of premium paste and power brushes, which have higher than category-average selling prices), partially offset by a unit volume decrease. The unit volume decrease was due to a decline in Greater China (due to market contraction and competitive activity), partially offset by growth in Latin America (due to distribution gains). Organic sales increased low single digits due to a mid-single-digit increase in Europe and a low single-digit increase in North America, partially offset by a low-teens decrease in Greater China. Global market share of the Oral Care category was unchanged.
•Personal Health Care net sales increased mid-single digits due to the positive impacts of higher pricing (driven by North America and Latin America), favorable foreign exchange and favorable geographic mix, partially offset by a decrease in unit volume. The unit volume decrease was driven by a decline in North America (due to lower average incidence of cough and cold), partially offset by an increase in IMEA (due to innovation). Organic sales increased low single digits due to double-digit growth in Latin America and high single-digit growth in IMEA, partially offset by a low single-digit decline in North America. Global market share of the Personal Health Care category increased 0.5 points.
Net earnings were unchanged at $2.1 billion as the increase in net sales was offset by a 100 basis-point decrease in net earnings margin. Net earnings margin decreased due to a decrease in gross margin, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decrease of 100 basis points was driven by unfavorable product mix, partially offset by higher pricing and productivity savings. SG&A as a percentage of net sales decreased due to the positive scale impacts of the net sales increase, partially offset by an increase in marketing spending.

The Procter & Gamble Company 25
Fabric & Home Care
Three months ended March 31, 2026, compared with three months ended March 31, 2025
Fabric & Home Care net sales increased 7% to $7.4 billion driven by favorable foreign exchange of 4%, a unit volume increase of 2% and higher pricing of 1%. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 3%. Global market share of the Fabric & Home Care segment was unchanged.
•Fabric Care net sales increased mid-single digits driven by positive impacts from favorable foreign exchange and a unit volume increase. The unit volume increase was driven by an increase in North America (due to innovation). Organic sales increased low single digits driven by a mid-single-digit increase in North America. Global market share of the Fabric Care category decreased 0.2 points.
•Home Care net sales increased high single digits driven by the positive impacts of favorable foreign exchange, a unit volume increase and higher pricing (primarily in North America and Europe). The increase in volume was led by Europe and Asia Pacific (both due to innovation). Organic sales increased mid-single digits driven by a high single-digit increase in Europe and a low single-digit increase in North America. Global market share of the Home Care category increased 0.3 points.
Net earnings increased 1% to $1.3 billion due to an increase in net sales, partially offset by a 90 basis-point decrease in net earnings margin. Net earnings margin decreased due to a decrease in gross margin, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decrease of 180 basis points was driven by product investment and higher cost of commodities, partially offset by productivity savings. SG&A as a percentage of net sales decreased due to the positive scale impacts of the net sales increase.
Nine months ended March 31, 2026, compared with nine months ended March 31, 2025
Fabric & Home Care net sales increased 3% to $22.9 billion driven by favorable foreign exchange of 2% and higher pricing of 1%. Unit volume was unchanged. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 1%. Global market share of the Fabric & Home Care segment decreased 0.2 points.
•Fabric Care net sales increased low single digits driven by favorable foreign exchange. Unit volume was unchanged as the volume increase in North America (due to innovation) was offset by the volume decrease in Europe (due to competitive activity). Organic sales were unchanged as a low single-digit increase in North America was offset by a mid-single-digit decrease in Europe. Global market share of the Fabric Care category decreased 0.6 points.
•Home Care net sales increased mid-single digits driven by favorable foreign exchange and higher pricing (primarily in North America and Europe). Unit volume was unchanged as increases in Latin America and Europe (both due to innovation) were offset by a decline in North America (due to competitive activity). Organic sales increased low single digits driven by low single-digit growth in Europe and North America. Global market share of the Home Care category increased 0.4 points.
Net earnings decreased 2% to $4.4 billion due to a 90 basis-point decrease in net earnings margin, partially offset by an increase in net sales. Net earnings margin decreased due to a decrease in gross margin, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decrease of 130 basis points was driven by unfavorable product mix, partially offset by productivity savings. SG&A as a percentage of net sales decreased due to the positive scale impacts of the net sales increase.
Baby, Feminine & Family Care
Three months ended March 31, 2026, compared with three months ended March 31, 2025
Baby, Feminine & Family Care net sales increased 6% to $5.1 billion driven by a unit volume increase of 3% and favorable foreign exchange of 3%. Excluding the impacts of foreign exchange and acquisitions and divestitures, organic sales increased 3%. Global market share of the Baby, Feminine & Family Care segment decreased 0.3 points.
•Baby Care net sales increased high single digits driven by the positive impacts of favorable foreign exchange and a unit volume increase. The unit volume increase was driven by an increase in IMEA (due to innovation and market growth) and Greater China (due to innovation), partially offset by a decrease in North America (due to competitive activity). Organic sales increased low single digits driven by high-teens increases in IMEA and Greater China, partially offset by a low single-digit decrease in North America. Global market share of the Baby Care category increased 0.2 points.
•Feminine Care net sales increased mid-single digits driven by favorable foreign exchange, innovation-based pricing (primarily in North America) and favorable geographic mix were partially offset by a unit volume decline. The unit volume decrease was driven by declines in IMEA and Europe (both due to competitive activity). Organic sales increased low single digits driven by a mid-single-digit increase in North America, partially offset by a high single-digit decrease in IMEA. Global market share of the Feminine Care category decreased 0.2 points.
•Net sales in Family Care, which is predominantly a North America business, increased mid-single digits driven by a unit volume increase (due to retail inventory reduction in the prior year), partially offset by lower pricing (due to merchandising investments). Organic sales also increased mid-single digits. North America market share of the Family Care category decreased 0.8 points.

26 The Procter & Gamble Company
Net earnings increased 11% to $980 million due to an increase in net sales and a 90 basis-point increase in net earnings margin. Net earnings margin increased due to a decrease in SG&A as a percentage of net sales and an increase in gross margin. The gross margin increase of 30 basis points was primarily due to lower commodity costs and productivity savings, partially offset by unfavorable product mix. SG&A as a percentage of net sales decreased due to the positive scale impacts of the net sales increase.
Nine months ended March 31, 2026, compared with nine months ended March 31, 2025
Baby, Feminine & Family Care net sales increased 1% to $15.4 billion driven by favorable foreign exchange of 2%, partially offset by a unit volume decline of 1%. Excluding the impacts of foreign exchange and acquisitions and divestitures, organic sales were unchanged. Global market share of the Baby, Feminine & Family Care segment decreased 0.2 points.
•Baby Care net sales increased low single digits driven by favorable foreign exchange. Unit volume was unchanged as increases in Greater China (due to innovation), IMEA (due to market growth) and Europe (due to distribution gains) were offset by a decrease in North America (due to competitive activity). Organic sales were unchanged as a 20% increase in Greater China and a high single-digit increase in IMEA were offset by a mid-single-digit decrease in North America. Global market share of the Baby Care category increased 0.3 points.
•Feminine Care net sales increased low single digits driven by positive impacts of favorable foreign exchange, favorable geographic mix and higher pricing (primarily in North America), partially offset by a decrease in unit volume. The unit volume decrease was driven by declines across all regions, led by IMEA and Europe (both due to competitive activity) and Greater China (due to market contraction). Organic sales were unchanged as a low single-digit growth in North America was offset by a high single-digit decline in IMEA and a low single-digit decline in Europe. Global market share of the Feminine Care category was unchanged.
•Net sales in Family Care, which is predominantly a North America business, decreased low single digits driven by lower pricing (due to merchandising investments). Unit volume was unchanged. Excluding the impact of foreign exchange, organic sales also decreased low single digits. North America market share of the Family Care category decreased 0.9 points.
Net earnings increased 1% to $3.1 billion due to an increase in net sales. Net earnings margin was unchanged as a decrease in SG&A as a percentage of net sales was offset by a decrease in gross margin. Gross margin decreased 20 basis points due to unfavorable product mix, partially offset by lower commodity costs and productivity savings. SG&A as a percentage of net sales decreased due to a decrease in overhead spending, partially offset by an increase in marketing spending.
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
For the three months ended March 31, 2026, Corporate net sales increased $27 million to $225 million. Corporate net earnings decreased $19 million to $181 million for the quarter driven primarily by current year restructuring charges and adjustments to expected variable compensation payouts in the prior year period, partially offset by the gain from the dissolution of the Glad joint venture business.
For the nine months ended March 31, 2026, Corporate net sales increased $107 million to $627 million due to an increase in net sales of incidental businesses managed at the corporate level. Corporate net earnings increased $588 million to $57 million primarily due to restructuring charges related to the substantial liquidation of operations in certain Enterprise Markets, including Argentina, in the prior year period and the dissolution of the Glad joint venture business in the current year period, partially offset by current year restructuring charges.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
Operating cash flow was $14.4 billion fiscal year to date, an increase of $1.6 billion versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and (gain)/loss on sale of assets), generated $15.6 billion of operating cash flow. Working capital and other impacts consumed $1.2 billion of cash in the period. Accounts receivable increased, consuming $186 million of cash. Days sales outstanding were unchanged. Total inventories increased, consuming $346 million of cash, driven primarily by new product initiatives and increased safety stock levels. Days inventory on hand decreased by one day. Trade payables generated $196 million of cash. Other impacts consumed additional cash of $877 million primarily driven by the payment of the transitional tax related to the 2017 U.S. Tax Act and a reduction in postretirement benefits, partially offset by current year income tax accruals in excess of estimated payments.

The Procter & Gamble Company 27
Investing Activities
Investing activities used $3.4 billion of cash fiscal year to date primarily driven by capital expenditures and the settlement of net investment hedges, partially offset by proceeds from the dissolution of the Glad joint venture business.
Financing Activities
Financing activities used $8.2 billion of net cash fiscal year to date, mainly due to dividends to shareholders and treasury stock purchases, partially offset by a net debt increase.
As of March 31, 2026, our current liabilities exceeded current assets by $10.2 billion. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient funding to meet short-term financing requirements.
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
The following tables provide a numerical reconciliation of net sales growth to organic sales growth:

Three Months Ended March 31, 2026	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	11%	(4)%	—%	7%
Grooming	7%	(6)%	—%	1%
Health Care	7%	(5)%	—%	2%
Fabric & Home Care	7%	(4)%	—%	3%
Baby, Feminine & Family Care	6%	(3)%	—%	3%
Total Company	7%	(4)%	—%	3%
(1)Acquisition & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.

Nine Months Ended March 31, 2026	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	7%	(2)%	—%	5%
Grooming	5%	(4)%	—%	1%
Health Care	5%	(3)%	—%	2%
Fabric & Home Care	3%	(2)%	—%	1%
Baby, Feminine & Family Care	1%	(2)%	1%	—%
Total Company	4%	(2)%	—%	2%
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

28 The Procter & Gamble Company
flow as an important measure because it is one factor used in determining the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments.
The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

Nine Months Ended March 31, 2026
Operating Cash Flow	Capital Spending	2017 U.S. Tax Act Payments	Adjusted Free Cash Flow
$14,425	$(3,386)	$688	$11,727
Adjusted free cash flow productivity. Adjusted free cash flow productivity is defined as the ratio of adjusted free cash flow to net earnings excluding the gain from the dissolution of the Glad joint venture business. We view adjusted free cash flow productivity as a useful measure to help investors understand P&G’s ability to generate cash. Adjusted free cash flow productivity is used by management in making operating decisions, in allocating financial resources and for budget planning purposes. This measure is also used in assessing the achievement of management goals for at-risk compensation.
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

Nine Months Ended March 31, 2026
Adjusted Free Cash Flow	Net Earnings	Adjustments to Net Earnings (1)	Net Earnings as Adjusted	Adjusted Free Cash Flow Productivity
$11,727	$13,063	$(261)	$12,802	92%
(1) Adjustments to Net earnings relate to the gain from the dissolution of the Glad joint venture business.
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
•Glad joint venture agreement: In January 2026, the Glad joint venture agreement between the Company and Clorox expired. Under the terms of the agreement, Clorox purchased the Company’s minority interest in the venture at fair market value, for $476 million. This transaction was accounted for as a dissolution of the Glad joint venture business and the Company recorded an after-tax gain of $261 million.
We do not view the above items to be part of our sustainable results, and their exclusion from Core earnings measures provides a more comparable measure of year-on-year results. This item is also excluded when evaluating senior management in determining their at-risk compensation.

The Procter & Gamble Company 29

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Glad Joint Venture Agreement	Core (Non-GAAP)	As Reported (GAAP) (1)
Cost of products sold	$10,722	$(115)	$—	$10,606	$9,694
Selling, general and administrative expense	5,936	(28)	—	5,908	5,524
Operating income	4,576	144	—	4,720	4,558
Other non-operating income/(expense), net	537	—	(343)	194	210
Income taxes	1,039	(23)	(81)	934	868
Net earnings	3,951	167	(261)	3,856	3,793
Less: Net earnings attributable to noncontrolling interests	18	5	—	23	23
Net earnings attributable to P&G	3,932	162	(261)	3,833	3,769
				Core EPS
Diluted net earnings per common share (2)	$1.63	$0.07	$(0.11)	$1.59	$1.54
(1)For the three months ended March 31, 2025, there were no adjustments to or reconciling items for Core EPS.
(2)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
Net earnings attributable to P&G	4%
Core net earnings attributable to P&G	2%
Diluted net earnings per common share	6%
Core EPS	3%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Nine Months Ended March 31, 2026
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Glad Joint Venture Agreement	Core (Non-GAAP)
Cost of products sold	$32,442	$(306)	$—	$32,136
Selling, general and administrative expense	17,588	(249)	—	17,338
Operating income	15,798	556	—	16,354
Other non-operating income/(expense), net	964	31	(343)	652
Income taxes	3,381	59	(81)	3,359
Net earnings	13,063	527	(261)	13,329
Less: Net earnings attributable to noncontrolling interests	60	20	—	80
Net earnings attributable to P&G	13,002	507	(261)	13,248
				Core EPS
Diluted net earnings per common share (1)	$5.36	$0.21	$(0.11)	$5.46
(1)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
Net earnings attributable to P&G	5%
Core net earnings attributable to P&G	1%
Diluted net earnings per common share	7%
Core EPS	2%

30 The Procter & Gamble Company

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no material changes during the quarter ended March 31, 2026, to our disclosure in Part I, Item 3, “Legal Proceedings” of our Form 10-K for the fiscal year ended June 30, 2025. There were no relevant matters to disclose under this Item for this period.

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2025.

The Procter & Gamble Company 31

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
1/01/2026 - 1/31/2026	—	—	—	(3)
2/01/2026 - 2/28/2026	3,911,417	$159.79	3,911,417	(3)
3/01/2026 - 3/31/2026	—	—	—	(3)
Total	3,911,417	$159.79	3,911,417	(3)
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
(3)In accordance with the repurchase program announced on July 29, 2025, the Company reaffirmed in its earnings release on April 24, 2026, that it expects to reduce outstanding shares through direct share repurchases at a value of approximately $5 billion in fiscal year 2026, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of debt.

Item 5.	Other Information
During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.
Amounts in millions of dollars unless otherwise specified.

32 The Procter & Gamble Company

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

THE PROCTER & GAMBLE COMPANY

April 24, 2026	/s/ MATTHEW W. JANZARUK
Date	(Matthew W. Janzaruk)
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)