Form 10-K
period 2026-06-30
PROCTER & GAMBLE Co
filed 2026-08-04
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark one)
[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 TRUE
For the Fiscal Year Ended June 30, 2026
OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 False
For the transition period from                     to
Commission File No. 1-434

THE PROCTER & GAMBLE COMPANY
One Procter & Gamble Plaza, Cincinnati, Ohio 45202
Telephone (513) 983-1100
IRS Employer Identification No. 31-0411980
State of Incorporation: Ohio
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without Par Value	PG	New York Stock Exchange
0.110% Notes due 2026	PG26D	New York Stock Exchange
3.250% EUR Notes due 2026	PG26F	New York Stock Exchange
4.875% EUR Notes due May 2027	PG27A	New York Stock Exchange
1.200% Notes due 2028	PG28	New York Stock Exchange
3.150% EUR Notes due 2028	PG28B	New York Stock Exchange
1.250% Notes due 2029	PG29B	New York Stock Exchange
1.800% Notes due 2029	PG29A	New York Stock Exchange
6.250% GBP Notes due January 2030	PG30	New York Stock Exchange
0.350% Notes due 2030	PG30C	New York Stock Exchange
0.230% Notes due 2031	PG31A	New York Stock Exchange
3.250% EUR Notes due 2031	PG31B	New York Stock Exchange
5.250% GBP Notes due January 2033	PG33	New York Stock Exchange
2.900% Notes due 2033	PG33B	New York Stock Exchange
3.200% EUR Notes due 2034	PG34C	New York Stock Exchange
1.875% Notes due 2038	PG38	New York Stock Exchange
0.900% Notes due 2041	PG41	New York Stock Exchange
3.650% Notes due 2045	PG45	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes ☑ No ☐ TRUE
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ False
The aggregate market value of the voting stock held by non-affiliates amounted to $333 billion on December 31, 2025.
There were 2,324,433,060 shares of Common Stock outstanding as of July 31, 2026.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed within one hundred and twenty days of the fiscal year ended June 30, 2026 (2026 Proxy Statement), are incorporated by reference into Part III of this report to the extent described herein.

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
Narrative Description of Business
Business Model. Our business model is focused on delivering sustainable value creation by driving balanced top- and bottom-line growth. We create, manufacture, market and distribute a diversified portfolio of daily-use products to delight consumers with irresistible superiority across five key vectors - product performance, packaging, brand communication, retail execution and value. We invest in research and development and consumer insights to invent new categories or products and innovate our existing products, ensuring they meet evolving consumer needs and preferences. We leverage marketing strategies including advertising, promotions and endorsements to drive brand awareness and loyalty among consumers. The Company utilizes various distribution channels, including retail stores, digital commerce platforms and direct-to-consumer platforms to deliver our products. Our business model relies on continued productivity improvements to fuel investments in research and development and marketing and deliver value creation. Our objective is to deliver sustainable and balanced top- and bottom-line growth while serving the needs of all stakeholders — consumers, customers, employees, society and shareowners.
Key Product Categories. Information on key product categories can be found in the MD&A and Note 2 to our Consolidated Financial Statements.
Key Customers. Our customers include mass merchandisers, digital commerce (including social commerce) channels, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. We also sell direct to consumers. Sales to Walmart Inc. and its affiliates represent approximately 16% of our total sales in 2026, 2025 and 2024. No other customer represents more than 10% of our total sales. Our top ten customers accounted for approximately 43% of our total net sales in 2026 and 2025 and 42% in 2024.
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
The Company has in place compliance programs and internal and external experts to help guide our business in complying with these and other existing laws and regulations that apply to us around the globe; and we have made, and plan to continue making, necessary expenditures for compliance with these laws and regulations. We also expect that our many suppliers, consultants and other third parties working on our behalf share our commitment to compliance, and we have policies and procedures in place to manage these relationships, though they inherently involve a lesser degree of control over operations and governance. We do not expect that the Company’s expenditures for compliance with current government regulations, including current environmental regulations, will have a material effect on our total capital expenditures, earnings or competitive position in fiscal year 2027 as compared to prior periods.
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
Employees
As of June 30, 2026, the Company had approximately 104,000 employees, a decrease of 4% versus the prior year due to the ongoing restructuring program. See Note 3 for further details on the restructuring program. The total number of employees is an estimate of total Company employees excluding interns, co-ops, contractors and employees of joint ventures. 49% of our employees are in manufacturing roles and 28% of our employees are located in the United States. 42% of our global employees are women and 33% of our U.S. employees identify as multicultural.
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
Equality and Inclusion
As a global consumer products company, P&G serves consumers around the world with operations in approximately 65 countries. We believe that it is good for business that our workforce is drawn from the best available talent from communities worldwide, with insights about, connectivity to and understanding of all our consumers. Further, a foundational component of P&G's strategy and success has been to foster an inclusive work environment, in which we develop and advance the very best capabilities that all our people have to offer. Globally, we aspire to reflect the diversity of the consumers we serve in the communities where we operate and are committed to creating a superior employee experience for all. Our aspiration is founded on our longstanding values and principles for equal opportunity and compliance with the law.
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
Sustainability related disclosures included in this Annual Report, our Proxy Statement and our sustainability reports are informed by standards and guidelines such as the Global Reporting Initiative (GRI), the Task Force on Climate-related Financial Disclosures (TCFD) and the Task Force on Nature-related Financial Disclosures (TNFD). The “materiality” thresholds in those standards and guidelines may differ from the concept of “materiality” for purposes of the federal securities laws and disclosures required by the SEC's rules in this Annual Report. References to our sustainability reports and website are for informational purposes only and neither the sustainability reports nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K. Additional detailed information on our sustainability efforts can be found on our website at https://pginvestor.com/esg.
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
We are a global company, with operations in approximately 65 countries and products sold in about 180 countries and territories around the world. We hold assets, incur liabilities, generate sales and pay expenses in a variety of currencies other than the U.S. dollar, and our operations outside the U.S. generate more than 50% of our annual net sales. Fluctuations in exchange rates for foreign currencies have and could reduce the U.S. dollar value of sales, earnings and cash flows we receive from non-U.S. markets, increase our supply costs (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results or financial condition.
We have a significant amount of debt, including floating rate and foreign currency debt and derivatives, as part of our capital markets activities. As we refinance debt or renew derivatives, we are exposed to movement in global interest rates and rate differentials. The maturity cash outflows of foreign currency debt and derivative instruments could be adversely impacted by significant appreciation of foreign currency exchange rates (particularly the Euro), which could impact our overall cash flows and interest expense. Moreover, discriminatory or conflicting fiscal or trade policies in different countries, including changes to tariffs and existing trade policies and agreements, have and could adversely affect our results. See also the Results of Operations and Cash Flow, Financial Condition and Liquidity sections of the MD&A and the Consolidated Financial Statements and related Notes.
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
Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic or social disruptions. These disruptions have included and may include: a slow-down, recession or inflationary pressures in the general economy; reduced market growth rates; tighter credit markets for our suppliers, vendors or customers; a significant shift in government policies; significant social unrest; the deterioration of economic relations between countries or regions; potential negative consumer sentiment toward non-local products or sources; or the inability to conduct day-to-day transactions through our financial intermediaries to pay funds to or collect funds from our customers, vendors and suppliers. Additionally, these and other economic conditions may cause our suppliers, distributors, contractors or other third-party partners to suffer financial or operational difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business and results of operations could be adversely affected. Customers may also suffer financial hardships due to economic conditions such that their accounts become uncollectible or are subject to longer collection cycles. In addition, if we are unable to generate sufficient sales, income and cash flow, it could affect the Company’s ability to achieve expected share repurchase and dividend payments.
Changing political and geopolitical conditions could adversely impact our business and financial results.
Changes in the political conditions in markets in which we manufacture, sell or distribute our products, as well as changing geopolitical conditions, may be difficult to predict and may adversely affect our business and financial results. Results of elections, referendums, sanctions or other political processes and pressures in certain markets in which our products are manufactured, sold or distributed have created and could create uncertainty regarding how existing governmental policies, laws and regulations may change, including with respect to sanctions, taxes, tariffs, import and export controls and the general movement of goods, materials, services, capital, data and people between countries. The potential implications of such uncertainty, which include, among others, exchange rate fluctuations, variability and unpredictability in trade relations, new or increased tariffs, trade barriers and market contraction, could adversely affect the Company’s results of operations and cash flows.
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
Our business, operations or employees have been and could continue to be adversely affected (including by the need to de-consolidate or even exit certain businesses in particular countries) by geopolitical conflicts, political volatility, trade controls, labor market disruptions, epidemics or other crises or vulnerabilities in individual countries or regions. This could include political instability, upheaval or acts of war and the related responses of governments or other entities (including, but not limited to, boycotts in certain regions), broad economic instability or sovereign risk related to a default by or deterioration in the creditworthiness of local governments, particularly in emerging markets.
For example, the ongoing war between Russia and Ukraine has negatively impacted, and the situation it generates may continue to negatively impact, our operations. Future impacts to the Company are difficult to predict due to the high level of uncertainty as to how the overall situation will continue to evolve. We may reduce further or discontinue our operations in Russia due to significant and cumulative sanctions and export controls and counter-sanctions, monetary, currency or payment controls, restrictions on data transfers or access to financial institutions and services, supply and transportation challenges or other circumstances and considerations. In addition to operational disruptions, these factors could result in loss of assets or impairments of our manufacturing plants and fixed assets or write-downs of other operating assets and working capital.
The conflict in the Middle East could also adversely impact our financial results and operations due to, for example, volatility in global energy markets, supply chain disruptions, inflationary pressures or trade restrictions.
More broadly, there could be additional negative impacts to our net sales, earnings and cash flows should these situations worsen or other geopolitical conflicts arise, including, among other potential impacts, economic recessions in certain neighboring countries or globally due to inflationary pressures, energy and supply chain cost increases or the geographic proximity of the conflicts relative to the rest of other markets.
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
A disruption in the credit markets or a downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, which could adversely affect our

The Procter & Gamble Company 5
liquidity and capital resources or significantly increase our cost of capital. In addition, we rely on top-tier banking partners in key markets around the world, who themselves face economic, societal, reputational, political and other risks, for access to credit and to facilitate collection, payment and supply chain finance programs. A disruption to one or more of these top-tier partners could impact our ability to draw on existing credit facilities or otherwise adversely affect our cash flows or the cash flows of our customers and vendors.
BUSINESS OPERATIONS RISKS
Our business results depend on our ability to manage disruptions in our global supply chain.
Our ability to meet our customers’ needs and achieve cost targets depends on our ability to maintain key manufacturing and supply arrangements, including execution of supply chain optimizations and certain sole supplier or sole manufacturing plant arrangements. The loss or disruption of such manufacturing and supply arrangements, including for issues such as labor disputes or controversies, loss or impairment of key manufacturing sites, discontinuity or disruptions in our internal information and data systems or those of our suppliers, cybersecurity incidents including but not limited to ransomware attacks, misuse of artificial intelligence (AI) and machine learning technologies, inability to procure sufficient raw or input materials (including water, recycled materials and materials that meet our labor standards), significant changes in trade policy, natural disasters, increasing severity or frequency of extreme weather events due to climate change or otherwise, acts of war or terrorism, disease outbreaks (including epidemics, pandemics or similar widespread public health concerns) or other external factors over which we have no control, have at times interrupted and could interrupt product supply and, if not effectively managed and remedied, have an adverse impact on our business, financial condition, results of operations or cash flows.
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
The consumer products industry is highly competitive. Across all of our categories, we compete against a wide variety, and increasing number, of global and local competitors. In addition, evolving sales channels and business models may continue to affect customer and consumer preferences as well as market dynamics, which, for example, may be seen in the growing consumer preference for shopping online, growth in digital tools, fragmentation of media, ease of competitive entry into certain categories and growth in hard discounter channels. Failure to anticipate and successfully respond to competitive factors, retail and consumer trends, new and growing sales channels and new business models, particularly digital commerce, at the pace in which they are evolving could adversely affect our business results and operations.
A significant change in customer relationships or in customer demand for our products could have a significant impact on our business.
We sell most of our products via retail customers, which include mass merchandisers, digital commerce (including social commerce) channels, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. Our success depends on our ability to successfully manage relationships with our retail customers, which includes our ability to offer trade terms that are mutually acceptable and are aligned with our pricing and profitability targets in an environment of changing customer practices driven by digital tools and investment in media platforms. In addition, continued concentration among our retail customers, an increase in buying alliances or other changes in the negotiation strategies of our customers could create significant cost and margin pressure on our business or business disruptions. If we cannot reach agreement with a key customer on trade terms and principles, our business performance could suffer. Our business could also be negatively impacted if a key customer were to significantly reduce the inventory level of or shelf space allocated to our products as a result of increased offerings of other branded manufacturers, private label brands and generic non-branded products or for other reasons, significantly tighten product delivery windows or experience a significant business disruption.
If the reputation of the Company or one or more of our brands erodes significantly, it could have a material impact on our financial results.
The Company's reputation, and the reputation of our brands, form the foundation of our relationships with key stakeholders and other constituencies, including consumers, customers and suppliers. The quality and safety of our products are critical to our business. Many of our brands have worldwide recognition and our financial success directly depends on the success of our brands. The success of our brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Our results of operations or cash flows could also be negatively impacted if the Company or one of our brands suffers substantial harm to its reputation due to a significant product recall, product-related

6 The Procter & Gamble Company
litigation, defects or impurities in our products, product misuse, changing consumer perceptions of certain ingredients, negative perceptions of packaging (such as plastics and other petroleum-based materials), lack of recyclability or other environmental attributes, concerns about actual or alleged labor, equality and inclusion or social practices, cyber incidents, privacy failures or data losses, implementation or deployment of a controversial technology, negative views of ongoing operations in certain countries, allegations of product tampering, negative perceptions of or controversies related to employees or the distribution and sale of counterfeit products. Additionally, negative or inaccurate postings or comments on social media or networking websites about the Company or one of its brands could generate adverse publicity that could damage the reputation of our brands or the Company. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, ingredients, efficacy, environmental or social impacts or similar matters, sentiments toward the Company or our products could be negatively impacted, and our results of operations or cash flows could suffer. Our Company also devotes time and resources to citizenship efforts that are consistent with our corporate values and are designed to strengthen our business and protect and preserve our reputation, including programs driving ethics and corporate responsibility, strong communities, equality and inclusion and environmental sustainability. While the Company has many programs and initiatives to further these citizenship efforts, we are impacted in part by the actions and efforts of third parties including local and other governmental authorities, suppliers, vendors and customers. Consumer or broader stakeholder perceptions of these programs and initiatives widely vary and could adversely affect our business. If these programs are changed, not fully achieved or suffer negative publicity, the Company's reputation and results of operations or cash flows could be adversely impacted.
We rely on third parties in many aspects of our business, which creates additional risk.
Due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, contract manufacturers, distributors, contractors, commercial banks, joint venture partners and external business partners, for certain functions. If we are unable to effectively manage our third-party relationships and the agreements under which our third-party partners operate, our results of operations and cash flows could be adversely impacted. Failure of these third parties to meet their obligations to the Company, including the transparency and accuracy of the disclosures of ingredients in materials or processes, proper security of Company data and personal data, and the provision of information to timely address operational disruptions or cyber incidents, or substantial disruptions in the relationships between the Company and these third parties could adversely impact our operations and financial results. Additionally, while we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance and compliance, thereby potentially increasing our financial, legal, reputational and operational risk. In some situations, the actions or inactions of third parties could be imputed to the Company or otherwise lead to inquiries, investigations, claims, proceedings or information requests by government agencies or private parties.
A significant information security or operational technology incident, including a cybersecurity incident, or the failure of one or more key information or operations technology systems, networks, hardware, processes and/or associated sites involving the Company or one of its service providers could have a material adverse impact on our business or reputation.
We rely extensively on information and operational technology (IT/OT) systems, networks and services, including internet and intranet sites, data hosting and processing facilities and technologies, physical security systems and other hardware, AI, software and technical applications and platforms. Many of these are managed, hosted, provided and/or used by third parties or their vendors. The various uses of these IT/OT systems, networks and services include, but are not limited to, ordering and managing materials from suppliers; converting materials to finished products; shipping, marketing and selling products; collecting, transferring, storing and/or processing customer, consumer, employee, vendor, investor and other stakeholder information and personal data; summarizing and reporting results of operations, including financial reporting; managing our banking and other cash liquidity systems and platforms; hosting, processing and sharing, as appropriate, confidential and proprietary research, trade secrets, business plans and financial information; collaborating via an online and efficient means of global business communications; complying with regulatory, legal and tax requirements; providing data security; and handling other processes necessary to manage our business.
Increasing and evolving information security threats, including advanced persistent cybersecurity threats and the use of AI to autonomously find and exploit weaknesses, obtain information, craft social engineering content and execute large-scale attacks with increased speed and minimal human effort, pose a risk to the security of our services, systems, networks and supply chain, as well as the confidentiality, availability and integrity of our data and of our critical business operations. In addition, because the techniques, tools and tactics used in cyber-attacks frequently change, continue to advance in sophistication and may be difficult to detect for periods of time, we and our third-party providers may face difficulties in anticipating and implementing adequate preventative measures, quickly evaluating the full impact of an attack or fully containing and mitigating harms after such an attack.
Our IT/OT databases and systems and our third-party providers’ databases and systems have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing (including the use of adversarial AI techniques), social engineering, credential stuffing, automated vulnerability discovery, data encryption or exfiltration, deep fakes, hacking, supply chain software compromise and other cyber-attacks. Such attacks may originate from outside parties, hackers, criminal organizations or other threat actors, including

The Procter & Gamble Company 7
nation states. In addition, operational errors and insider actors - malicious or otherwise - could cause technical disruptions and/or data incidents. We cannot guarantee that our security efforts or the security efforts of our third-party providers will prevent material breaches, operational outages or other breakdowns to our or our third-party providers’ IT/OT databases or systems.
A breach of our data security systems or digital customer products, such as connected devices, or failure of our IT/OT databases and systems and those of our third-parties may have a material adverse impact on our business operations and financial results. If the IT/OT systems, networks or service providers we rely upon fail to function properly or cause operational outages or aberrations, or if we or one of our third-party providers suffer significant unavailability of key operations, or inadvertent disclosure of, lack of integrity of, or loss of our sensitive business or stakeholder information, including personal information, due to any number of causes, including catastrophic events, natural disasters, power outages, computer and telecommunications failures, improper data handling, viruses, phishing attempts, cyber-attacks, malware and ransomware attacks, security incidents, misuse or malicious use of AI or employee error or malfeasance, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and be exposed to reputational, competitive, operational, financial and business harm as well as litigation and regulatory action. If our critical IT systems or back-up systems or those of our third-party vendors are damaged or cease to function properly, we may have to make a significant investment to repair or replace them.
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
Periodically, we and/or our suppliers also upgrade IT/OT systems or adopt new technologies, including but not limited to AI, in our operations. These technologies may have limitations, including biases, errors, insufficient or erroneous data. If a new system or technology does not function properly, provides flawed or inaccurate outputs or exposes us to increased cybersecurity incidents and failures, it could result in litigation or regulatory enforcement, affect our ability to order materials, make and ship orders and process payments as well as cause other operational and information integrity and loss issues. The costs and operational consequences of responding to the above items and implementing remediation measures could be significant and could adversely impact our results of operations and cash flows and generate negative publicity affecting Company reputation and relationships among consumers, customers and other business partners.
BUSINESS STRATEGY & ORGANIZATIONAL RISKS
Our ability to meet our growth targets depends on successful product, marketing and operations innovation and successful responses to competitive innovation, evolving digital marketing and selling platforms and changing consumer habits.
We are a consumer products company that relies on continued global demand for our brands and products, and consumer expectations and purchasing habits are evolving at an accelerating pace. Achieving our business results depends, in part, on successfully developing, introducing and marketing new products and on making significant improvements to our equipment and manufacturing processes. The success of such innovation depends on our ability to correctly anticipate customer and consumer acceptance and trends at the pace at which they are evolving, to obtain, maintain and enforce necessary intellectual property protections and to avoid infringing upon the intellectual property rights of others and to continue to deliver efficient and effective marketing across evolving and more fragmented media and mobile platforms with dynamic and increasingly more restrictive privacy requirements. We must also successfully respond to technological advances made by, and intellectual property rights granted to, competitors, customers and vendors. Failure to continually innovate, improve and respond to competitive moves, changing consumer habits and platform evolution, including the timely, responsible and effective adoption of emerging technologies such as AI, could compromise our competitive position and adversely impact our financial condition, results of operations or cash flows.
We must successfully manage ongoing acquisition, joint venture and divestiture activities.
As a company that manages a portfolio of consumer brands, our ongoing business model includes a certain level of acquisition, joint venture and divestiture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against our business objectives. Specifically, our financial results have been and could be adversely impacted by the dilutive impacts from the loss of earnings associated with divested brands or dissolution of joint ventures. Our results of operations and cash flows have been and could be impacted by acquisitions or joint venture activities, if: 1) changes in the cash flows or other market-based assumptions cause the value of acquired assets to fall below book value, or 2) we are not able to deliver the expected cost and growth synergies associated with such acquisitions and joint ventures, including as a result of integration and collaboration challenges, which could also result in an impairment of goodwill and intangible assets.

8 The Procter & Gamble Company
Our business results depend on our ability to successfully manage productivity improvements and ongoing organizational change, including attracting, developing and retaining key talent as part of our overall succession planning.
Our financial projections assume certain new and ongoing productivity improvements and cost savings, including staffing adjustments and employee departures. Failure to deliver these planned productivity improvements and cost savings, while continuing to invest in business growth, could adversely impact our results of operations and cash flows. Additionally, successfully executing organizational change, management transitions at leadership levels of the Company and motivation and retention of key employees is critical to our business success. Factors that may affect our ability to attract and retain sufficient numbers of qualified employees include: employee morale; our reputation; the impacts of political, social and geopolitical polarization; competition from other employers and availability of qualified individuals. Our success depends on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing and retaining organizational capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense as well as continuing the development and execution of robust leadership succession plans. It also includes continuing to attract, develop and retain employees that adapt to new ways of working and new technologies in a rapidly changing environment.
LEGAL & REGULATORY RISKS
We must successfully manage compliance with current and expanding laws and regulations, as well as manage new and pending legal and regulatory matters in the U.S. and abroad.
Our business is subject to a wide variety of laws, regulations, policies and related interpretations across the countries in which we do business, including those laws and regulations involving intellectual property, product liability, product composition or formulation (including requirements related to ingredients or other substances present in products), manufacturing processes, packaging content or corporate responsibility for packaging and product disposal (including plastics and other petroleum-based materials), marketing, antitrust and competition, privacy, cybersecurity, data protection and data transfers, AI, environmental (including increasing focus on the climate, nature, water and waste impacts of consumer packaged goods companies' operations and products), employment, healthcare, anti-bribery and anti-corruption (including interactions with health care professionals and government officials as well as corresponding internal controls and record-keeping requirements), trade (including tariffs, sanctions and export controls), tax, accounting and financial reporting or other matters. In addition, governmental and societal attention to environmental and social matters, including changing and disparate mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, waste production, water usage, nature impacts, human capital, respect for human rights, labor and risk oversight, could continue to expand the nature, scope and complexity of matters that we are required to control, assess and report. These and other rapidly changing laws, regulations, policies and related interpretations as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for the Company, may alter the environment in which we do business, may increase the ongoing costs and complexities of compliance including by requiring investments in technology or other compliance systems and may ultimately result in the need to cease manufacturing, sales or other business activities in certain jurisdictions, which could adversely impact our results of operations and cash flows. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results. Additionally, we are currently, and in the future may be, subject to a number of inquiries, investigations, claims, proceedings and requests for information from governmental agencies or private parties, the adverse outcomes of which could harm our business. Failure to successfully manage these new or pending regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may materially adversely impact our financial condition, results of operations and cash flows. Furthermore, if new or pending legal or regulatory matters result in fines or costs in excess of the amounts accrued to date, that may also materially impact our results of operations and financial position.
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
In December 2021, the Organisation for Economic Co-operation and Development (OECD) issued “Pillar Two” model rules which established a global minimum corporate tax rate of 15% for large multinational corporations. Many countries have implemented or are in the process of implementing Pillar Two legislation into their respective domestic laws. The implementation of the Pillar Two global minimum top-up tax did not have a material impact to our financial condition, results of operations, cash flows or effective tax rate for the fiscal year ended 2026. Based on current legislation and available guidance, including the January 5, 2026 Pillar Two "Side-by-Side Package", we do not anticipate the Pillar Two global minimum top-up tax to have a material impact to our financial condition, results of operations, cash flows or effective tax rate in future years. The Company continues to assess the overall impact of potential changes as developments occur, consistent

The Procter & Gamble Company 9
with our practice to monitor all changes in tax laws. As the Pillar Two global minimum tax and other tax laws and related regulations are revised, enacted and implemented, a material impact to our financial condition, results of operations, cash flows or effective tax rate may occur.
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
To support the ongoing identification and management of cybersecurity issues, the Company provides information security employee training, conducts global and targeted phishing simulation campaigns, conducts tabletop exercises and performs penetration testing, vulnerability and maturity assessments. The Company also deploys a large library of security tools and experts to help prevent, detect, contain, eradicate and recover from potential cybersecurity issues and cyber-attacks. Further, the Company engages third-party consultants and services for cyber intelligence, insights, incident response support and assessments of its cybersecurity risk posture and governance.
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
The Company’s CISO has over 20 years of experience at the Company with significant experience in supply chain operations, risk management and governance and information security. The CISO's organization includes a dedicated team of centralized information security experts and a network of security professionals embedded in each business unit and function.
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

10 The Procter & Gamble Company
A central team within the Company leads enterprise-wide incident investigations and response, assisting and consulting on cybersecurity incidents impacting individual Organizational Units. Alerts of potential incidents can arise from security tool alerts, employee reports, threat intelligence sources, threat hunting activities or external entities, among other sources. The Company's Security Operations Center initially responds to incident alerts and notifies central experts to any potentially significant cybersecurity incidents. Members of the Security Operations Center and relevant response teams work to contain and eradicate potential and identified threats and support the system’s recovery efforts, advised as needed by the Legal department and other Company experts. As a part of the incident response process, the severity of cybersecurity incidents are assessed based on the nature, scope, timing and potential impact of the incident on the Company's business, operations and financial condition. Incidents are communicated to the CISO and other members of management, including the Company’s Ethics & Compliance Committee, as well as the Audit Committee of the Board, in accordance with documented escalation criteria. The central enterprise team also regularly reviews incident reports to update the CISO.
As described above, both the CIO and CISO report information about the Company’s identification and management of cybersecurity risks to the Audit Committee.
Item 2. Properties.
In the U.S., we own and operate 24 manufacturing sites located in 18 different states. In addition, we own and operate 72 manufacturing sites in 31 other countries. Many of the domestic and international sites manufacture products for multiple businesses. Beauty products are manufactured at 20 of these locations; Grooming products at 17; Health Care products at 19; Fabric & Home Care products at 34; and Baby, Feminine & Family Care products at 32. We own our Corporate headquarters in Cincinnati, Ohio. We own or lease our principal regional general offices in Switzerland, Panama, Singapore, China and the United Arab Emirates. We own or lease our principal regional shared service centers in Costa Rica, the United Kingdom and the Philippines. Management believes that the Company's sites are adequate to support the business and that the properties and equipment have been well maintained.
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
On November 22, 2023, Procter & Gamble UK (“P&G UK”), a United Kingdom based wholly owned subsidiary of the Company, received notification from the U.K. Environment Agency of its intent to assess an unspecified civil penalty for P&G UK’s prior inadvertent failure to secure a required permit for its London-based manufacturing site under the European Union’s and United Kingdom’s Emission Trading Systems. Among other requirements, these Emissions Trading Systems require registration of the site and accounting of and payment for certain past greenhouse gas emissions. The site has been properly registered since March 2021, and P&G UK proactively notified the U.K. Environment Agency after learning of the prior issue. In July 2025, the U.K. Environment Agency notified P&G UK of its intent to impose a civil penalty of less than $2 million. The matter is not yet resolved.
There are no other relevant matters to disclose under this Item for this period. See Note 13 to our Consolidated Financial Statements for information on certain legal proceedings for which there are contingencies.
This item should be read in conjunction with the Company's Risk Factors in Part I, Item 1A for additional information.
Item 4. Mine Safety Disclosure.
Not applicable.

The Procter & Gamble Company 11
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages and positions held by the Executive Officers of the Company on August 4, 2026, are:

Name	Position	Age	First Elected to Officer Position

Shailesh G. Jejurikar	Chairman of the Board, President and Chief Executive Officer	59	2018 (1)

Andre Schulten	Chief Financial Officer	55	2021 (( )

Hesham Tohamy Abd El Hak	Chief Executive Officer - Baby and Feminine Care	51	2026 (2)

Juliana Azevedo	Chief Executive Officer - Grooming	50	2026 (3)

Freddy Bharucha	Chief Executive Officer - Beauty	54	2025 (4)

Paul Gama	Chief Executive Officer - Health Care	60	2026 (5)

Sundar G. Raman	Chief Executive Officer - Fabric and Home Care and Executive Sponsor for Corporate Sustainability	51	2021 (( )

Victor Aguilar	Chief Research, Development and Innovation Officer	59	2020 (( )

Marc S. Pritchard	Chief Brand Officer	66	2008 (( )

Balaji Purushothaman	Chief Human Resources Officer	57	2023 (6)

Susan Street Whaley	Chief Legal Officer and Secretary	52	2022 (7)
All the Executive Officers named above have been employed by the Company for more than the past five years.
(1)Mr. Jejurikar previously served as Chief Operating Officer (2021 - 2025) and Chief Executive Officer - Fabric and Home Care (2019 - 2021).
(2)Mr. Abd El Hak previously served as President - Baby Care (January 1, 2026 - June 1, 2026), President - Feminine Care (2022 - 2025) and Senior Vice President, Feminine Care, North America Brand Franchise Leader (2018 - 2022).
(3)Ms. Azevedo previously served as President - Home Care and P&G Professional, Executive Sponsor, Gender Equality (2024 - 2026), President - Latin America (2022 - 2024) and Senior Vice President, Brazil (2018 - 2022).
(4)Mr. Bharucha previously served as President - Personal Care and North America Beauty Ecosystem (2023 - 2025), Senior Vice President - Personal Care, North America, Brand Franchise Leader, Old Spice and Global Commercial Leader, Antiperspirants and Deodorants (2018 - 2023).
(5)Mr. Gama previously served as President - Personal Health Care (2020 - 2026).
(6)Mr. Purushothaman previously served as Senior Vice President - Human Resources, Global Total Rewards, Employee and Labor Relations and Corporate Services (2020 - 2022).
(7)Ms. Whaley previously served as Senior Vice President and General Counsel - North America, Practice Groups and Sector Business Units (2019 - 2022).

12 The Procter & Gamble Company
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Our Share Repurchase Program
4/1/2026 - 4/30/2026	—	—	—	(3)
5/1/2026 - 5/31/2026	3,116,914	$144.37	3,116,914	(3)
6/1/2026 - 6/30/2026	2,816,725	150.88	2,816,725	(3)
Total	5,933,639	$147.46	5,933,639	(3)
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
(3)In accordance with the repurchase program announced on July 29, 2025, the Company reaffirmed in its earnings release on April 24, 2026, that it expected to reduce outstanding shares through direct share repurchases at a value of approximately $5 billion in fiscal year 2026, notwithstanding any purchases under the Company's compensation and benefit plans. The share repurchases were authorized pursuant to a resolution issued by the Company's Board of Directors and were financed through a combination of operating cash flows and issuance of debt. The total value of the shares purchased under the share repurchase plan was $5 billion. The share repurchase plan ended on June 30, 2026.
Additional information required by this item can be found in Part III, Item 12 of this Form 10-K.
SHAREHOLDER RETURN PERFORMANCE GRAPHS
Market and Dividend Information
P&G has been paying a dividend for 136 consecutive years since its incorporation in 1890 and has increased its dividend for 70 consecutive years since 1956. Over the past ten years, the dividend has increased at an annual compound average rate of 5%. Nevertheless, as in the past, further dividends will be considered after reviewing dividend yields, profitability and cash flow expectations and financing needs and will be declared at the discretion of the Company's Board of Directors.

(in dollars; split-adjusted)	1956	1966	1976	1986	1996	2006	2016	2026
Dividends per share	$0.01	$0.03	$0.06	$0.16	$0.40	$1.15	$2.66	$4.26

The Procter & Gamble Company 13
Common Stock Information
P&G trades on the New York Stock Exchange under the stock symbol PG. As of June 30, 2026, there were approximately 6 million common stock shareowners, including shareowners of record, participants in P&G stock ownership plans and beneficial owners with accounts at banks and brokerage firms.
Shareholder Return
The following graph compares the cumulative total return of P&G’s common stock for the five-year period ended June 30, 2026, against the cumulative total return of the S&P 500 Stock Index (broad market comparison) and the S&P 500 Consumer Staples Index (line of business comparison). The graph and table assume $100 was invested on June 30, 2021, and that all dividends were reinvested.

Comparison of Five-Year Cumulative
Total Shareholder Return
$200
$180
$160
$140
$120
$100
$80
2021
2022
2023
2024
2025
2026
P&G
S&P 500 Index
S&P 500 Consumer Staples Index

	Cumulative Value of $100 Investment, through June 30
Company Name/Index	2021	2022	2023	2024	2025	2026
P&G	$100	$109	$118	$132	$130	$123
S&P 500	100	89	107	133	153	188
S&P 500 Consumer Staples	100	107	114	123	138	145
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

14 The Procter & Gamble Company
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, changes in global interest rates and rate differentials, currency exchange or pricing controls and tariffs; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to effect the expected share repurchases and dividend payments; (3) the ability to successfully manage uncertainties related to changing political and geopolitical conditions and potential implications such as exchange rate fluctuations, market contraction, boycotts, variability and unpredictability in trade relations, sanctions, tariffs or other trade controls; (4) the ability to manage disruptions in credit markets or to our banking partners or changes to our credit rating; (5) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to various factors, including ones outside of our control, such as natural disasters, conflicts or acts of war, terrorism or disease outbreaks; (6) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials and costs of labor, transportation, energy, pensions and healthcare; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy, packaging content, cyber incidents, supply chain practices, social or environmental practices or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third-party relationships, such as our suppliers, contract manufacturers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third-party information and operational technology systems, networks and services and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage demand, supply and operational challenges; (13) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits, evolving and more fragmented digital marketing and selling platform requirements and technological advances attained by, and patents granted to, competitors; (14) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; (15) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited; (16) the ability to successfully manage current and expanding regulatory and legal requirements and matters (including, without limitation, those laws, regulations, policies and related interpretations involving product liability, product and packaging composition, manufacturing processes, intellectual property, labor and employment, antitrust, privacy, cybersecurity, data protection and data transfers, artificial intelligence, tax, the environment, due diligence, risk oversight, accounting and financial reporting) and to resolve new and pending matters within current estimates; (17) the ability to manage changes in applicable tax laws and regulations; and (18) the ability to continue delivering progress towards our environmental sustainability ambitions. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein is included in the section titled "Economic Conditions and Uncertainties" and the section titled "Risk Factors" (Part I, Item 1A) of this Form 10-K.
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
•Summary of 2026 Results
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
OVERVIEW
P&G is a global leader in the fast-moving consumer goods industry, focused on providing branded consumer packaged goods of superior quality and value to our consumers around the world. Our products are sold in about 180 countries and territories primarily through mass merchandisers, digital commerce (including social commerce) channels, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. We also sell direct to consumers. We have on-the-ground operations in approximately 65 countries.
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

16 The Procter & Gamble Company
The following provides additional detail on our reportable segments and the product categories and brand composition within each segment.

Reportable Segments	% of Net Sales (1)	% of Net Earnings (1)	Product Categories (Sub-Categories)	Major Brands
Beauty	19%	17%	Hair Care (Conditioners, Shampoos, Styling Aids, Treatments)	Head & Shoulders, Herbal Essences, Pantene, Rejoice
			Personal Care (Antiperspirants and Deodorants, Personal Cleansing)	Native, Old Spice, Safeguard, Secret
			Skin Care (Facial Moisturizers, Cleaners and Treatments)	Olay, SK-II
Grooming	8%	9%	Grooming (Appliances, Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Grooming)	Braun, Gillette, Venus
Health Care	14%	15%	Oral Care (Toothbrushes, Toothpastes, Other Oral Care)	Crest, Oral-B
			Personal Health Care (Gastrointestinal, Pain Relief, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care)	Metamucil, Neurobion, Pepto-Bismol, Vicks
Fabric & Home Care	35%	35%	Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents)	Ariel, Downy, Gain, Tide
			Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Cascade, Dawn, Fairy, Febreze, Mr. Clean, Swiffer
Baby, Feminine & Family Care	24%	24%	Baby Care (Baby Wipes, Taped Diapers and Pants)	Luvs, Pampers
			Feminine Care (Adult Incontinence, Menstrual Care)	Always, Always Discreet, Tampax
			Family Care (Paper Towels, Tissues, Toilet Paper)	Bounty, Charmin, Puffs
(1)Percent of Net sales and Net earnings for the fiscal year ended June 30, 2026 (excluding results held in Corporate).
Organization Design:
Sector Business Units
Beauty: The beauty categories in which we compete are hair care, personal care and skin care. We are a global market leader in the retail hair care market with about 20% global market share primarily behind our Head & Shoulders and Pantene brands. In personal care, we have the number two market share position with about 20% global market share, primarily behind our Old Spice, Native, Secret and Safeguard brands. In skin care, the Olay brand is one of the top facial skin care brands in the world with about 5% global market share.
Grooming: We are the global market leader in the grooming market, where we hold more than 50% share. Our global blades and razors market share is more than 60%, primarily behind our Gillette and Venus brands. Our appliances, such as electric shavers and intense pulse light devices, are sold primarily under the Braun brand. We hold nearly 30% of the male electric shavers market.
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
Baby, Feminine & Family Care: In baby care, we are a global market leader and compete mainly in taped diapers, pants and baby wipes, with more than 30% global market share. We generally have the number one or number two market share position in the markets in which we compete, primarily behind our Pampers brand. We are the global market leader in the feminine care category with nearly 30% global market share. We compete in the menstrual care sub-category primarily behind our Always and Tampax brands with nearly 35% global market share. We also compete in the adult incontinence sub-category behind Always Discreet, with over 15% market share in the markets in which we compete. Our family care business is predominantly a

The Procter & Gamble Company 17
North American business comprised primarily of the Bounty paper towel and Charmin toilet paper brands. North America market shares are nearly 40% for Bounty and over 25% for Charmin.
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
The Company’s strategic framework has been delivering strong results over an extended period of time. As we observe changes in the markets in which we operate, we will adapt the execution of our core strategy. These market changes include evolving ways in which consumers are engaging with our brands across social media platforms, streaming services or AI based search. We observe changes in retail landscapes around the world, where retailers are selling across multiple platforms (digital and physical outlets) and building their own media platforms. Consumers are changing how they perceive value across their basket of goods as cumulative inflation impacts their shopping behavior. Lastly, technologies, including AI, offer new capabilities to innovate, produce and market our products and brands. We are embracing these changes, and to benefit from them, the Company can and will adjust the execution of its strategy.
Beyond the short-term interventions, the Company expects the delivery of the following long-term growth algorithm will result in total shareholder returns in the top third of the competitive, fast-moving consumer goods peer group:
•Organic sales growth above market growth rates in the categories and geographies in which we compete;
•Core EPS growth of mid-to-high single digits; and
•Adjusted free cash flow productivity of 90% or greater.

18 The Procter & Gamble Company
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
Focused Portfolio, Supply Chain and Productivity Plan
In June 2025, the Company announced a portfolio and productivity plan to streamline its portfolio and organization to improve its cost structure and invest in growth. The Company expects to incur approximately $1.5 to $2.0 billion in before-tax restructuring costs over a two-year period, including costs incurred as part of this plan and the ongoing plan. The Company incurred over half of the costs under this plan in fiscal 2026, with the remainder expected in fiscal 2027.
The restructuring activities are being executed across the Sector Business Units as well as the Enterprise Markets, Corporate Functions and Global Business Services. These restructuring activities include a plan for a reduction of up to 7,000 non-manufacturing overhead personnel by the end of fiscal 2027. Consistent with our historical policies for ongoing restructuring-type activities, resulting charges are funded by and included within Corporate for segment reporting. Restructuring charges above the normal ongoing level of restructuring costs are reported as non-core charges. For more details on the restructuring program, refer to Note 3 to the Consolidated Financial Statements.
Glad Joint Venture Agreement
In January 2026, the Glad joint venture agreement between the Company and The Clorox Company (Clorox) expired. Under the terms of the agreement, Clorox purchased the Company’s minority interest in the venture at fair market value for $476 million. This transaction was accounted for as a dissolution of the Glad joint venture business and the Company recorded an after-tax gain of $261 million.
U.S. Tariffs
On February 20, 2026, the U.S. Supreme Court ruled that the tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were invalid. The Company previously paid approximately $200 million in IEEPA tariffs that may be recoverable. During the three-month period ended June 30, 2026, the Company recognized recovery of half of this amount in its Consolidated Financial Statements.
Thorne Acquisition
On August 4, 2026, the Company entered into an agreement to acquire Thorne, a premium wellness and supplement brand in the vitamins, minerals and supplements category for $3.8 billion. We anticipate the transaction to close in the second quarter of fiscal year 2027, with the timing subject to regulatory approval and customary closing conditions.

The Procter & Gamble Company 19
SUMMARY OF 2026 RESULTS

Amounts in millions, except per share amounts	2026	2025	Change vs. Prior Year
Net sales	$87,032	$84,284	3%
Operating income	19,748	20,451	(3)%
Net earnings	16,144	16,065	—%
Net earnings attributable to Procter & Gamble	16,046	15,974	—%
Diluted net earnings per common share	6.62	6.51	2%
Core earnings per share	6.89	6.83	1%
Cash flow from operating activities	19,556	17,817	10%
•Net sales increased 3% to $87.0 billion versus the prior year. Net sales increased high single digits in Beauty, mid-single digits in Grooming and Health Care and low single digits in Fabric & Home Care and Baby, Feminine & Family Care. Organic sales, which exclude the impact of acquisitions and divestitures and foreign exchange, increased 1%. Organic sales increased mid-single digits in Beauty and low single digits in Health Care, Grooming and Fabric & Home Care. Organic sales declined low single digits in Baby, Feminine & Family Care.
•Operating income decreased $703 million, or 3%, to $19.7 billion as the net sales increase was more than offset by a decrease in operating margin.
•Net earnings increased $79 million to $16.1 billion as the decrease in operating income was offset by higher non-operating restructuring charges in the prior year, primarily driven by the non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina.
•Net earnings attributable to Procter & Gamble increased $72 million to $16.0 billion.
•Diluted EPS increased 2% to $6.62 due to an increase in net earnings and a reduction in shares outstanding. Core EPS, which excludes the gain from the dissolution of the Glad joint venture business and incremental restructuring charges, increased 1% to $6.89.
•Cash flow from operating activities was $19.6 billion.
◦    Adjusted free cash flow, which is defined as operating cash flow less capital expenditures and excluding payments for the transitional tax resulting from the 2017 U.S. Tax Act, was $15.8 billion.
◦    Adjusted free cash flow productivity, which is defined as adjusted free cash flow as a percentage of net earnings excluding the gain from the dissolution of the Glad joint venture business, was 100%.
ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in numerous countries worldwide, with more than half our sales generated outside the United States. Our largest international markets are Greater China, the United Kingdom, Canada, Japan and Germany and collectively comprised approximately 21% of our net sales in fiscal 2026. As a result, we are exposed to global macroeconomic factors, geopolitical tensions and government policies. We are exposed to various risks due to economic, political and social instabilities, market volatility, natural disasters, debt and credit issues, currency controls, new or increased tariffs, foreign exchange, the availability and cost of materials and interest rate changes. These risks can negatively impact our net sales, net earnings and cash flows. For example, we are exposed to risks due to the conflict in the Middle East and the ongoing war between Russia and Ukraine. Our Russia business accounted for 1% of consolidated net sales, net earnings and net assets as of June 30, 2026.
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

20 The Procter & Gamble Company
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
For additional information on risk factors that could impact our business results, please refer to Risk Factors in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2026.
RESULTS OF OPERATIONS
The key metrics included in the discussion of our consolidated results of operations include net sales, gross margin, selling, general and administrative expense (SG&A), operating margin, other non-operating items, income taxes and net earnings. The primary factors driving year-over-year changes in net sales include overall market growth in the categories in which we compete, product initiatives, competitive activities (the level of initiatives, pricing and other activities by competitors), marketing spending, retail executions (both in-store and online) and acquisition and divestiture activity, all of which drive changes in our underlying unit volume, as well as our pricing actions (which can also impact volume), changes in product and geographic mix and foreign exchange impacts on sales outside the U.S.
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
For a detailed discussion of the fiscal 2025 year-over-year changes, please refer to the MD&A in Part II, Item 7 of the Company's Form 10-K for the fiscal year ended June 30, 2025.
Net Sales
Net sales increased 3% to $87.0 billion in fiscal 2026 driven by favorable foreign exchange of 2% and pricing of 1%. Unit volume and mix were unchanged versus the prior year.
Net sales increased high single digits in Beauty, mid-single digits in Grooming and Health Care and low single digits in Fabric & Home Care and Baby, Feminine & Family Care. Organic sales, which exclude the impact of acquisitions and divestitures and foreign exchange, increased 1%. Organic sales increased mid-single digits in Beauty and low single digits in Health Care, Grooming and Fabric & Home Care. Organic sales declined low single digits in Baby, Feminine & Family Care.

Operating Costs

Comparisons as a percentage of net sales; fiscal years ended June 30	2026	2025	Basis Point Change
Gross margin	50.2%	51.2%	(100) bps
Selling, general and administrative expense	27.5%	26.9%	60 bps
Operating margin	22.7%	24.3%	(160) bps
Earnings before income taxes	23.4%	23.9%	(50) bps
Net earnings	18.5%	19.1%	(60) bps
Net earnings attributable to Procter & Gamble	18.4%	19.0%	(60) bps
Gross margin decreased 100 basis points to 50.2% of net sales. The decrease in gross margin was due to:
•120 basis points of decline from unfavorable product mix,
•70 basis points of product and packaging investments,
•60 basis points of higher restructuring costs,

The Procter & Gamble Company 21
•30 basis points of net tariff impact from higher costs and recognized recoveries,
•20 basis points of higher commodity costs,
•10 basis points of unfavorable foreign exchange impacts and
•10 basis points of other items and rounding.
These decreases were partially offset by:
•180 basis points of manufacturing productivity savings,
•40 basis points of increase due to higher pricing.
Total SG&A increased 6% to $23.9 billion and increased 60 basis points to 27.5% as a percentage of net sales due primarily to an increase in marketing spending as a percentage of net sales.
•Marketing spending as a percentage of net sales increased 80 basis points due to an increase in marketing spending, partially offset by productivity savings.
•Overhead costs as a percentage of net sales were unchanged as wage inflation headwinds and restructuring spending were offset by productivity savings.
•Other operating expenses as a percentage of net sales were unchanged.
Productivity-driven cost savings delivered 160 basis points of benefit to SG&A as a percentage of net sales.
Operating income decreased $703 million, or 3%, to $19.7 billion as the increase in net sales was more than offset by the decrease in gross margin and increase in SG&A spending. The operating margin decreased 160 basis points to 22.7% due primarily to the decrease in gross margin and increase in marketing spending.
Non-Operating Items
•Interest expense was $877 million, a decrease of $30 million versus the prior year.
•Interest income was $430 million, a decrease of $39 million versus the prior year.
•Other non-operating income/(expense), net increased $922 million to $1.1 billion primarily driven by the non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina in the prior year and the gain from the dissolution of the Glad joint venture business in the current year period.
Income Taxes
The effective income tax rate for fiscal year ended June 30, 2026, was 20.8%, compared to 20.3% for the fiscal year ended June 30, 2025. The increase in the effective tax rate was primarily driven by lower excess tax benefits of share-based compensation in the current year and unfavorable geographic mix impacts, partially offset by a decrease from discrete impacts related to uncertain tax positions and the prior year charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina.
Net Earnings
Earnings before income taxes increased $210 million, or 1%, to $20.4 billion as the increase in other non-operating income/(expense), net, the components of which are described above, were partially offset by the decrease in operating income. Net earnings increased $79 million to $16.1 billion as the increase in earnings before income taxes was partially offset by the effective income tax rate increase discussed above.
Foreign exchange impacts increased net earnings by approximately $224 million due to a strengthening of certain currencies against the U.S. dollar. This impact includes both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars.
Net earnings attributable to Procter & Gamble increased $72 million to $16.0 billion.
Diluted EPS increased $0.11, or 2%, to $6.62 due to an increase in net earnings and a reduction in shares outstanding.
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

22 The Procter & Gamble Company

The Procter & Gamble Company 23

	Net Sales Change Drivers 2026 vs. 2025 (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	4%	4%	2%	1%	—%	—%	7%
Grooming	(1)%	(1)%	3%	2%	—%	—%	4%
Health Care	(2)%	(2)%	3%	2%	1%	—%	4%
Fabric & Home Care	—%	—%	1%	1%	—%	—%	2%
Baby, Feminine & Family Care	(1)%	(1)%	2%	—%	—%	—%	1%
TOTAL COMPANY	—%	—%	2%	1%	—%	—%	3%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
BEAUTY

($ millions)	2026	2025	Change vs. 2025
Volume	N/A	N/A	4%
Net sales	$16,023	$14,964	7%
Net earnings	$2,672	$2,715	(2)%
% of net sales	16.7%	18.1%	(140) bps
Beauty net sales increased 7% to $16.0 billion, driven by a unit volume increase of 4%, favorable foreign exchange of 2% and positive impact of higher pricing of 1%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 5%. Global market share of the Beauty segment decreased 0.3 points.
•Hair Care net sales increased high single digits driven by positive impacts of a unit volume increase, favorable foreign exchange and innovation-based pricing (primarily in North America and Latin America), partially offset by unfavorable geographic mix. The increase in unit volume was driven by growth in Latin America, Europe and Asia Pacific (all due to innovation), partially offset by a decline in North America (due to competitive activity). Organic sales increased mid-single digits driven by double-digit growth in Latin America, high single-digit growth in Europe and Asia Pacific, partially offset by a low single-digit decline in North America. Global market share of the hair care category decreased 0.5 points.
•Personal Care net sales increased high single digits driven by positive impacts of a unit volume increase, favorable foreign exchange and higher pricing (primarily in North America), partially offset by unfavorable geographic mix. The volume increase was across all regions, led by growth in Greater China, North America and Europe (all due to innovation). Organic sales also increased high single digits led by high-teens growth in Europe and mid-single-digit growth in Greater China and North America. Global market share of the personal care category increased 0.2 points.
•Skin Care net sales increased mid-single digits driven by positive impacts of favorable product mix (due primarily to the increase of the super-premium SK-II brand, which has higher than category-average selling prices) and favorable foreign exchange, partially offset by a unit volume decrease. The volume decrease was driven by Greater China (due to competitive activity). Organic sales increased low single digits due to a double-digit growth in Asia Pacific and a mid-single-digit growth in Greater China, partially offset by a low single-digit decline in North America. Global market share of the skin care category decreased 0.6 points.
Net earnings decreased 2% to $2.7 billion due to a 140 basis-point decline in net earnings margin, partially offset by an increase in net sales. Net earnings margin decreased due to a decrease in gross margin and an increase in SG&A as a percentage of net sales. The gross margin decline of 100 basis points was driven by unfavorable product mix and higher commodity costs, partially offset by productivity savings. SG&A as a percentage of net sales increased due to an increase in marketing spending, partially offset by a decrease in overhead spending.
GROOMING

($ millions)	2026	2025	Change vs. 2025
Volume	N/A	N/A	(1)%
Net sales	$6,918	$6,662	4%
Net earnings	$1,529	$1,577	(3)%
% of net sales	22.1%	23.7%	(160) bps
Grooming net sales increased 4% to $6.9 billion driven by the positive impacts of favorable foreign exchange of 3% and higher pricing (primarily in North America and Europe) of 2%, partially offset by a 1% decrease in unit volume. The unit volume decrease was driven by declines in IMEA (due to distribution loss) and North America (due to market contraction), partially

24 The Procter & Gamble Company
offset by a unit volume increase in Latin America (due to increased distribution). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 1% driven by low single-digit growth in Europe and North America, partially offset by a high single-digit decline in Asia Pacific. Global market share of the Grooming segment decreased 0.4 points.
Net earnings decreased 3% to $1.5 billion due to a 160 basis-point decline in net earnings margin, partially offset by an increase in net sales. Net earnings margin decreased due to a decrease in gross margin and an increase in the effective tax rate, partially offset by an decrease in SG&A as a percentage of net sales. The gross margin decrease of 90 basis points was driven by unfavorable product mix, partially offset by higher pricing and productivity savings. SG&A as a percentage of net sales decreased due to a decrease in overhead spending, partially offset by an increase in marketing spending. The higher effective tax rate was driven by unfavorable geographic mix.
HEALTH CARE

($ millions)	2026	2025	Change vs. 2025
Volume	N/A	N/A	(2)%
Net sales	$12,456	$11,998	4%
Net earnings	$2,404	$2,440	(1)%
% of net sales	19.3%	20.3%	(100) bps
Health Care net sales increased 4% to $12.5 billion driven by favorable foreign exchange of 3%, higher pricing of 2% and favorable product mix of 1%, partially offset by a 2% decrease in unit volume. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 1%. Global market share of the Health Care segment increased 0.4 points.
•Oral Care net sales increased low single digits due to the positive impacts of favorable foreign exchange and favorable product mix (due to growth of premium paste and power brushes, which have higher than category-average selling prices), partially offset by a unit volume decrease. The unit volume decrease was due to a decline in Greater China (due to market contraction and competitive activity) and North America (due to competitive activity), partially offset by an increase in IMEA (due to market growth). Organic sales were unchanged as a low single-digit increase in Europe was offset by a mid-teens decrease in Greater China. Global market share of the oral care category was unchanged.
•Personal Health Care net sales increased mid-single digits due to the positive impacts of higher pricing (driven by North America) and favorable foreign exchange, partially offset by a decrease in unit volume. The unit volume decrease was driven by a decline in North America (due to lower average incidence of cough and cold), partially offset by an increase in IMEA (due to innovation). Organic sales increased low single digits due to high single-digit growth in IMEA and Latin America, partially offset by low single-digit growth in North America and Europe. Global market share of the personal health care category increased 0.5 points.
Net earnings decreased 1% to $2.4 billion due to a 100 basis-point decline in net earnings margin, partially offset by an increase in net sales. Net earnings margin decreased due to a decrease in gross margin and an increase in SG&A as a percentage of net sales. The gross margin decrease of 30 basis points was driven by unfavorable product mix, partially offset by productivity savings and higher pricing. SG&A as a percentage of net sales increased due to increased marketing spending, partially offset by decreased overhead spending.
FABRIC & HOME CARE

($ millions)	2026	2025	Change vs. 2025
Volume	N/A	N/A	—%
Net sales	$30,314	$29,617	2%
Net earnings	$5,632	$5,848	(4)%
% of net sales	18.6%	19.7%	(110) bps
Fabric & Home Care net sales increased 2% to $30.3 billion driven by favorable foreign exchange of 1% and higher pricing of 1%. Unit volume was unchanged. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 1%. Global market share of the Fabric & Home Care segment was unchanged.
•Fabric Care net sales increased low single digits driven by favorable foreign exchange and favorable product mix. Unit volume was unchanged as the volume increase in North America (due to innovation) and Latin America (due to market growth) was offset by the volume decrease in Europe (due to competitive activity). Organic sales were unchanged as a mid-single-digit increase in Latin America and a low single-digit increase in North America were offset by a low single-digit decrease in Europe. Global market share of the fabric care category decreased 0.4 points.
•Home Care net sales increased low single digits driven by higher pricing (primarily in North America) and favorable foreign exchange. Unit volume was unchanged as increases in Latin America and Asia Pacific (both due to innovation) were offset by a decline in North America (due to competitive activity). Organic sales also increased low single digits as a

The Procter & Gamble Company 25
high single-digit growth in Latin America was partially offset by low single-digit growth in Europe and North America. Global market share of the home care category increased 0.3 points.
Net earnings decreased 4% to $5.6 billion due to a 110 basis-point decline in net earnings margin, partially offset by an increase in net sales. Net earnings margin decreased due to a decrease in gross margin, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decrease of 140 basis points was driven by unfavorable product mix and higher commodity costs, partially offset by productivity savings. SG&A as a percentage of net sales decreased due primarily to a decrease in overhead spending as a percentage of net sales and lower foreign exchange transactional charges, partially offset by an increase in marketing spending.
BABY, FEMININE & FAMILY CARE

($ millions)	2026	2025	Change vs. 2025
Volume	N/A	N/A	(1)%
Net sales	$20,401	$20,248	1%
Net earnings	$3,930	$4,013	(2)%
% of net sales	19.3%	19.8%	(50) bps
Baby, Feminine & Family Care net sales increased 1% to $20.4 billion driven by favorable foreign exchange of 2%, partially offset by a unit volume decrease of 1%. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales decreased 1%. Global market share of the Baby, Feminine & Family Care segment decreased 0.2 points.
•Baby Care net sales increased low single digits driven by favorable foreign exchange and a unit volume increase. The unit volume increase was driven by increases in Greater China (due to innovation) and IMEA (due to market growth), partially offset by a decrease in North America (due to competitive activity). Organic sales also increased low single digits as a 20% increase in Greater China and a mid-single-digit increase in IMEA were partially offset by a low single-digit decrease in North America. Global market share of the baby care category increased 0.3 points.
•Feminine Care net sales increased low single digits driven by positive impacts of favorable foreign exchange, favorable geographic mix and higher pricing (primarily in North America), partially offset by a decrease in unit volume. The unit volume decrease was driven by IMEA and Europe (both due to competitive activity) and Greater China (due to market contraction). Organic sales were unchanged as low single-digit growth in North America was offset by a high single-digit decline in IMEA and a low single-digit decline in Europe. Market share of the feminine care category decreased 0.2 points.
•Net sales in Family Care, which is predominantly a North American business, decreased low single digits driven by lower pricing (due to merchandising investments) and a unit volume decrease (due to competitive activity). Organic sales also decreased low single digits. North America's share of the family care category decreased 0.7 points.
Net earnings decreased 2% to $3.9 billion due to a 50 basis-point decline in net earnings margin, partially offset by an increase in net sales. Net earnings margin decreased due to a decrease in gross margin and an increase in SG&A as a percentage of net sales. Gross margin decreased 40 basis points due to unfavorable category mix, partially offset by lower commodity costs and productivity savings. SG&A as a percentage of net sales increased due to an increase in marketing spending, partially offset by a reduction in overhead spending.
CORPORATE

($ millions)	2026	2025	Change vs. 2025
Net sales	$919	$794	16%
Net earnings/(loss)	$(23)	$(527)	N/A
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
Corporate net sales increased 16% to $919 million due to an increase in net sales of incidental businesses managed at the corporate level. Corporate net earnings increased $504 million to a loss of $23 million due to restructuring charges related to the substantial liquidation of operations in certain Enterprise Markets, including Argentina, in the prior year period and the dissolution of the Glad joint venture business in the current year period, partially offset by current year restructuring charges.
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

26 The Procter & Gamble Company
30, 2024, the Company completed the limited market portfolio restructuring. The total incremental restructuring charges incurred under the program were $1.2 billion after tax.
In June 2025, the Company announced a two-year portfolio and productivity plan to streamline its portfolio and organization to improve its cost structure and competitiveness. In fiscal 2026, the Company incurred incremental restructuring charges of $903 million after tax under the program. Restructuring accruals of $336 million as of June 30, 2026, are classified as current liabilities. Approximately 67% of the before tax restructuring charges incurred in fiscal 2026 either have been or will be settled with cash. Consistent with our policies for restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
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
Cash Flow Analysis

($ millions)	2026	2025
Net cash provided by operating activities	$19,556	$17,817
Net cash used in investing activities	(4,624)	(3,818)
Net cash used in financing activities	(14,460)	(14,036)
Adjusted Free Cash Flow	15,835	14,606
Adjusted Free Cash Flow Productivity	100%	87%
Operating Cash Flow
Operating cash flow was $19.6 billion in 2026, a 10% increase versus the prior year. Net earnings, adjusted for certain non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and (gain)/loss on sale of assets) generated approximately $19.5 billion of operating cash flow. Working capital and other impacts generated $29 million of cash in the period. Accounts receivable decreased, resulting in $84 million of cash flow help. Days sales outstanding decreased by one day. Total inventories increased, consuming $641 million of cash, driven primarily by increased safety stock levels and new product initiatives. Days inventory on hand increased by two days. Accounts payable increased, generating $919 million of cash, driven primarily by increased supply chain activity in line with the increase in inventory and increased marketing support activity. Other impacts reduced cash by $333 million primarily driven by the final payment of the transitional tax related to the 2017 U.S. Tax Act and a reduction in postretirement benefit accruals, partially offset by tax accruals in excess of estimated payments and accrued marketing expense.
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
Adjusted free cash flow was $15.8 billion in 2026, an increase of 8% versus the prior year. The increase was primarily driven by the increase in operating cash flows as discussed above. Adjusted free cash flow productivity, defined as the ratio of adjusted free cash flow to net earnings excluding the gain from the dissolution of the Glad joint venture business, was 100% in 2026.
Investing Cash Flow
Net investing activities used $4.6 billion of cash in 2026, primarily due to capital expenditures and the settlement of net investment hedges, partially offset by proceeds from the dissolution of the Glad joint venture business.
Financing Cash Flow
Net financing activities used $14.5 billion of cash in 2026, mainly due to dividends to shareholders and treasury stock purchases, partially offset by the impact of stock options and other.

The Procter & Gamble Company 27
Liquidity
At June 30, 2026, our current liabilities exceeded current assets by $12.5 billion, largely due to accounts payable, short-term borrowings and debt due within one year. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. The Company regularly assesses its cash needs and the available sources to fund these needs. As of June 30, 2026, the Company had $8.9 billion of cash and cash equivalents related to foreign subsidiaries, primarily in various European and Asian countries. We did not have material cash and cash equivalents related to any country subject to exchange controls that significantly restrict our ability to access or repatriate the funds. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
We utilize short- and long-term debt to fund discretionary items, such as acquisitions and share repurchases. We have strong short- and long-term debt ratings, that have enabled and should continue to enable us to refinance our debt as it becomes due in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient funding to meet short-term financing requirements.
On June 30, 2026, our short-term credit ratings were P-1 (Moody's) and A-1+ (Standard & Poor's), while our long-term credit ratings were Aa3 (Moody's) and AA- (Standard & Poor's), all with a stable outlook.
We maintain bank credit facilities to support our ongoing commercial paper program. The current facility is an $8.0 billion facility split between a $3.2 billion five-year facility and a $4.8 billion 364-day facility, which expire in October 2030 and October 2026, respectively. Both facilities can be extended for certain periods of time as specified in the terms of the credit agreement. These facilities are currently undrawn and we anticipate that they will remain undrawn. These credit facilities do not have cross-default or ratings triggers, nor do they have material adverse events clauses, except at the time of signing. In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short- or long-term debt securities. For additional details on debt, see Note 10 to the Consolidated Financial Statements.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.
Contractual Commitments
The following table provides information on the amount and payable date of our contractual commitments as of June 30, 2026.

($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
RECORDED LIABILITIES
Total debt	$34,490	$11,357	$4,173	$6,306	$12,654
Leases	1,028	246	376	208	198
OTHER
Interest payments relating to long-term debt	6,102	884	1,365	1,075	2,777
Minimum pension funding (1)	573	186	387	—	—
Purchase obligations (2)	3,651	1,155	1,366	636	494
TOTAL CONTRACTUAL COMMITMENTS	$45,843	$13,828	$7,667	$8,225	$16,123
(1)Represents future pension payments to comply with local funding requirements. These future pension payments assume the Company continues to meet its future statutory funding requirements. Considering the current economic environment in which the Company operates, the Company believes its cash flows are adequate to meet the future statutory funding requirements. The projected payments beyond fiscal year 2029 are not currently determinable.
(2)Primarily reflects future contractual payments under various take-or-pay arrangements entered into as part of the normal course of business. Commitments made under take-or-pay obligations represent minimum commitments with suppliers and are in line with expected usage. This includes service contracts for information technology, human resources management and facilities management activities that have been outsourced. While the amounts listed represent contractual obligations, we do not believe it is likely that the full contractual amount would be paid if the underlying contracts were canceled prior to maturity. In such cases, we generally are able to negotiate new contracts or cancellation penalties, resulting in a reduced payment. The amounts do not include other contractual purchase obligations that are not take-or-pay arrangements. Such contractual purchase obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.
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

28 The Procter & Gamble Company
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
The expected return on plan assets assumption impacts our defined benefit expense since many of our defined benefit pension plans and our primary OPRB plan are partially funded. The process for setting the expected rates of return is described in Note

The Procter & Gamble Company 29
8 to the Consolidated Financial Statements. For 2026, the average return on assets assumptions for pension plan assets and OPRB assets was 6.0% and 8.5%, respectively. A change in the rate of return of 100 basis points for both pension and OPRB assets would impact annual after-tax benefit/expense by approximately $160 million.
Since pension and OPRB liabilities are measured on a discounted basis, the discount rate impacts our plan obligations and expenses. Discount rates used for our U.S. defined benefit pension and OPRB plans are based on a yield curve constructed from a portfolio of high-quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA or better. The average discount rate on the defined benefit pension plans of 4.6% represents a weighted average of local rates in countries where such plans exist. A 100 basis-point change in the discount rate would impact annual after-tax benefit expense by approximately $35 million. The average discount rate on the OPRB plan of 6.0% reflects the higher interest rates generally applicable in the U.S., which is where most of the plan participants receive benefits. A 100 basis-point change in the discount rate would impact annual after-tax OPRB expense by approximately $20 million. See Note 8 to the Consolidated Financial Statements for additional details on our defined benefit pension and OPRB plans.
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
As previously disclosed, we recorded a non-cash impairment charge related to the Gillette indefinite-lived intangible asset during the fiscal year ended June 30, 2024. For additional information regarding the impairment charge and related accounting, see Note 4 to the Consolidated Financial Statements.
Based on our impairment testing performed during the three months ended December 31, 2025, the Gillette indefinite-lived intangible asset's fair value exceeds its carrying value by greater than 10%. As of June 30, 2026, the carrying value of the Gillette indefinite-lived intangible asset was $12.8 billion. While we have concluded that no triggering event has occurred since our annual impairment test, the Gillette indefinite-lived intangible asset is susceptible to impairment risk. Adverse changes in the business or in the macroeconomic environment including foreign currency devaluation, increasing global inflation or market contraction from an economic recession or geopolitical conflicts, could reduce the underlying cash flows used to estimate the fair value of the Gillette indefinite-lived intangible asset and result in a future impairment charge.
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

30 The Procter & Gamble Company
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
See Note 4 to the Consolidated Financial Statements for additional information on goodwill and intangible assets, including the recorded impairment charge discussed above.
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2026.
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
Derivative positions are monitored using techniques including market valuation, sensitivity analysis and value-at-risk modeling. The tests for interest rate, currency rate and commodity derivative positions discussed below are based on the RiskManager™ value-at-risk model using a one-year horizon and a 95% confidence level. The model incorporates the impact of correlation (the degree to which exposures move together over time) and diversification (from holding multiple currency, commodity and interest rate instruments) and assumes that financial returns are normally distributed. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics™ dataset as of June 30, 2026. In cases where data is unavailable in RiskMetrics™, a reasonable proxy is included.
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
Based on our interest rate exposure as of and during the fiscal year ended June 30, 2026, including derivative and other instruments sensitive to interest rates, we believe a near-term change in interest rates, at a 95% confidence level based on historical interest rate movements, would not materially affect our financial statements.
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
Based on our currency rate exposure on derivative and other instruments as of and during the fiscal year ended June 30, 2026, we believe, at a 95% confidence level based on historical currency rate movements, the impact on such instruments of a near-term change in currency rates would not materially affect our financial statements.
Commodity Price Exposure. We use raw materials that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. We may use futures, options and swap contracts to manage the volatility related to the above exposures. During the fiscal years ended June 30, 2026 and 2025, we did not have any financial commodity hedging activity.

The Procter & Gamble Company 31
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
The following tables provide a numerical reconciliation of net sales growth to organic sales growth:

Fiscal year ended June 30, 2026	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	7%	(2)%	—%	5%
Grooming	4%	(3)%	—%	1%
Health Care	4%	(3)%	—%	1%
Fabric & Home Care	2%	(1)%	—%	1%
Baby, Feminine & Family Care	1%	(2)%	—%	(1)%
TOTAL COMPANY	3%	(2)%	—%	1%
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
The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

	Operating Cash Flow	Capital Spending	2017 U.S. Tax Act Payments	Adjusted Free Cash Flow
2026	$19,556	$(4,409)	$688	$15,835
2025	$17,817	$(3,773)	$562	$14,606
Adjusted Free Cash Flow Productivity. Adjusted free cash flow productivity is defined as the ratio of adjusted free cash flow to net earnings excluding the gain from the dissolution of the Glad joint venture business in fiscal 2026 and the non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina in fiscal 2025. We view adjusted free cash flow productivity as a useful measure to help investors understand P&G’s ability to generate cash. Adjusted free cash flow productivity is used by management in making operating decisions, in allocating financial resources and for budget planning purposes. This measure is used in assessing the achievement of management goals for at-risk compensation.
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

	Adjusted Free Cash Flow	Net Earnings	Adjustments to Net Earnings (1)	Net Earnings as Adjusted	Adjusted Free Cash Flow Productivity
2026	$15,835	$16,144	$(261)	$15,883	100%
2025	$14,606	$16,065	$752	$16,817	87%
(1)Adjustments to Net Earnings relate to the gain from the dissolution of the Glad joint venture business in fiscal 2026 and the non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina in fiscal 2025.
Core EPS. Core EPS is a measure of the Company's diluted EPS excluding items that are not judged by management to be part of the Company's sustainable results or trends. Management views this non-GAAP measure as a useful supplemental measure

32 The Procter & Gamble Company
of Company performance over time. This measure is also used in assessing the achievement of management goals for at-risk compensation. The Core earnings measures included in the following reconciliation tables refer to the equivalent GAAP measures adjusted as applicable for the following items:
•Incremental restructuring: The Company has historically had an ongoing level of restructuring activities of approximately $250 - $500 million before tax. As discussed in Note 3 to the Consolidated Financial Statements, during the period ended September 30, 2024, the Company completed its limited market portfolio restructuring with the substantial liquidation of its operations in Argentina. In June 2025, the Company announced a portfolio and productivity plan to streamline its portfolio and organization to improve its cost structure and competitiveness. The Company incurred over half of the costs under this plan in fiscal 2026, with the remainder expected to be incurred in fiscal 2027. The adjustments to Core earnings include the restructuring charges that exceed the normal, recurring level of restructuring charges.
•Glad joint venture agreement: In January 2026, the Glad joint venture agreement between the Company and Clorox expired. Under the terms of the agreement, Clorox purchased the Company’s minority interest in the venture at fair market value for $476 million. This transaction was accounted for as a dissolution of the Glad joint venture business and the Company recorded an after-tax gain of $261 million.
We do not view the above items to be part of our sustainable results, and their exclusion from Core earnings measures provides a more comparable measure of year-on-year results. These items are also excluded when evaluating senior management in determining their at-risk compensation.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Fiscal Year Ended June 30, 2026
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Glad Joint Venture Agreement	Core (Non-GAAP)
Cost of products sold	$43,362	$(436)	$—	$42,927
Selling, general and administrative expense	23,922	(313)	—	23,608
Operating income	19,748	749	—	20,497
Other non-operating income/(expense), net	1,076	161	(343)	894
Income taxes	4,233	6	(81)	4,158
Net earnings	16,144	904	(261)	16,786
Less: Net earnings attributable to noncontrolling interests	98	1	—	98
Net earnings attributable to P&G	16,046	903	(261)	16,688
				Core EPS
Diluted net earnings per common share (1)	$6.62	$0.37	$(0.11)	$6.89
(1)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
Diluted net earnings per common share	2%
Core EPS	1%

The Procter & Gamble Company 33

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Fiscal Year Ended June 30, 2025
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Core (Non-GAAP)
Cost of products sold	$41,164	$20	$41,184
Selling, general and administrative expense	22,669	(25)	22,643
Operating income	20,451	5	20,456
Other non-operating income/(expense), net	154	789	943
Income taxes	4,102	(7)	4,094
Net earnings attributable to P&G	15,974	801	16,775
			Core EPS
Diluted net earnings per common share (1)	$6.51	$0.33	$6.83
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2026, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of June 30, 2026, based on these criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2026, as stated in their report which is included herein.

/s/ Shailesh Jejurikar
(Shailesh Jejurikar)
Chairman of the Board, President and Chief Executive Officer

/s/ Andre Schulten
(Andre Schulten)
Chief Financial Officer

August 4, 2026

The Procter & Gamble Company 35
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Procter & Gamble Company
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2026 and 2025, the related Consolidated Statements of Earnings, Comprehensive Income, Shareholders' Equity, and Cash Flows, for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 4, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s evaluation of the Gillette indefinite-lived intangible asset (the “Gillette Brand”) for impairment involves the comparison of the fair value to its carrying value. The Company estimates fair value using the income method, which is based on the present value of estimated future cash flows attributable to the respective asset. This requires management to make significant estimates and assumptions related to the forecast of future net sales, including the growth rate beyond a 10-year time period, royalty rate and discount rate. Changes in the assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The Company performed their annual impairment assessment of the Gillette Brand as of October 1, 2025. Because the estimated fair value exceeded the carrying value, no impairment was recorded. As of June 30, 2026, the carrying value of the Gillette Brand was $12.8 billion.
We identified the Company’s impairment evaluation of the Gillette Brand as a critical audit matter because of the significant judgments made by management to estimate the fair value of the indefinite-lived intangible asset. A high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecast of future net sales as well as the selection of royalty rate and discount rate, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecast of future net sales and the selection of the royalty rate and discount rate for the Gillette Brand included the following, among others:
•We tested the effectiveness of controls over the Gillette Brand, including those over the determination of fair value, such as controls related to management’s development of the forecast of future net sales, and the selection of the royalty rate and discount rate.

36 The Procter & Gamble Company
•We evaluated management's ability to accurately forecast net sales by comparing actual results to management's historical forecasts.
•We evaluated the reasonableness of management’s forecast of net sales by comparing the forecast to:
•Historical net sales.
•Underlying analysis detailing business strategies and growth plans.
•Internal communications to management and the Board of Directors.
•Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the net sales growth rate, royalty rate, and discount rate by:
•Testing the source information underlying the determination of the net sales growth rate, royalty rate, and discount rate and the mathematical accuracy of the calculations.
•Developing a range of independent estimates for the discount rate and comparing the discount rate selected by management to that range.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
August 4, 2026

We have served as the Company’s auditor since 1890.

The Procter & Gamble Company 37
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Procter & Gamble Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2026, of the Company and our report dated August 4, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
August 4, 2026

See accompanying Notes to Consolidated Financial Statements.

38 The Procter & Gamble Company
Consolidated Statements of Earnings

Amounts in millions except per share amounts; fiscal years ended June 30	2026	2025	2024
NET SALES	$87,032	$84,284	$84,039
Cost of products sold	43,362	41,164	40,848
Selling, general and administrative expense	23,922	22,669	23,305
Indefinite-lived intangible asset impairment charge	—	—	1,341
OPERATING INCOME	19,748	20,451	18,545
Interest expense	(877)	(907)	(925)
Interest income	430	469	473
Other non-operating income/(expense), net	1,076	154	668
EARNINGS BEFORE INCOME TAXES	20,377	20,167	18,761
Income taxes	4,233	4,102	3,787
NET EARNINGS	16,144	16,065	14,974
Less: Net earnings attributable to noncontrolling interests	98	91	95
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$16,046	$15,974	$14,879

NET EARNINGS PER COMMON SHARE (1)
Basic	$6.75	$6.67	$6.18
Diluted	$6.62	$6.51	$6.02
(1)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

Consolidated Statements of Comprehensive Income

Amounts in millions; fiscal years ended June 30	2026	2025	2024
NET EARNINGS	$16,144	$16,065	$14,974
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation (net of tax (benefit)/expense of $129, $(442) and $66, respectively)	96	1,143	(226)
Unrealized gains/(losses) on investment securities (net of tax (benefit)/expense of $1, $(1) and $(1), respectively)	1	—	(3)
Unrealized gains/(losses) on defined benefit postretirement plans (net of tax (benefit)/expense of $(81), $(407) and $230, respectively)	(440)	(1,390)	546
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(343)	(248)	317
COMPREHENSIVE INCOME	15,801	15,817	15,291
Less: Comprehensive income attributable to noncontrolling interests	77	87	92
COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$15,724	$15,730	$15,199

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 39
Consolidated Balance Sheets

Amounts in millions except stated values; as of June 30	2026	2025
Assets
CURRENT ASSETS
Cash and cash equivalents	$9,942	$9,556
Accounts receivable	6,056	6,185
INVENTORIES
Materials and supplies	2,143	2,022
Work in process	1,105	1,012
Finished goods	4,922	4,516
Total inventories	8,170	7,551
Prepaid expenses and other current assets	2,040	2,100
TOTAL CURRENT ASSETS	26,208	25,392
PROPERTY, PLANT AND EQUIPMENT, NET	25,360	23,897
GOODWILL	41,276	41,650
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET	21,444	21,910
OTHER NONCURRENT ASSETS	12,231	12,381
TOTAL ASSETS	$126,521	$125,231

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable	$16,306	$15,227
Accrued and other liabilities	11,091	11,318
Debt due within one year	11,296	9,513
TOTAL CURRENT LIABILITIES	38,694	36,058
LONG-TERM DEBT	22,842	24,995
DEFERRED INCOME TAXES	5,760	5,774
OTHER NONCURRENT LIABILITIES	4,914	6,120
TOTAL LIABILITIES	72,210	72,946
SHAREHOLDERS' EQUITY
Convertible Class A preferred stock, stated value $1 per share (600 shares authorized)	756	777
Non-Voting Class B preferred stock, stated value $1 per share (200 shares authorized)	—	—
Common stock, stated value $1 per share (10,000 shares authorized; shares issued: 2026 - 4,009.2, 2025 - 4,009.2)	4,009	4,009
Additional paid-in capital	69,533	68,770
Reserve for ESOP debt retirement	(596)	(672)
Accumulated other comprehensive loss	(12,465)	(12,143)
Treasury stock (shares held: 2026 -1,685.4; 2025 - 1,667.3)	(143,008)	(138,702)
Retained earnings	135,852	129,973
Noncontrolling interest	230	272
TOTAL SHAREHOLDERS' EQUITY	54,311	52,284
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$126,521	$125,231

See accompanying Notes to Consolidated Financial Statements.

40 The Procter & Gamble Company
Consolidated Statements of Shareholders' Equity

Amounts in millions except per share amounts; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2023	2,362,120	$4,009	$819	$66,556	($821)	($12,220)	($129,736)	$118,170	$288	$47,065
Net earnings								14,879	95	14,974
Other comprehensive income/(loss)						320			(3)	317
Dividends and dividend equivalents ($3.8286 per share):
Common								(9,053)		(9,053)
Preferred								(284)		(284)
Treasury stock purchases	(31,877)						(5,014)			(5,014)
Employee stock plans	24,095			1,125			1,353			2,478
Preferred stock conversions	2,713		(21)	3			18			—
ESOP debt impacts					85			99		184
Noncontrolling interest, net				—					(108)	(108)
BALANCE JUNE 30, 2024	2,357,051	$4,009	$798	$67,684	($737)	($11,900)	($133,379)	$123,811	$272	$50,559
Net earnings								15,974	91	16,065
Other comprehensive income/(loss)						(243)			(4)	(248)
Dividends and dividend equivalents ($4.0763 per share):
Common								(9,606)		(9,606)
Preferred								(291)		(291)
Treasury stock purchases	(38,552)						(6,517)			(6,517)
Employee stock plans	20,940			1,084			1,175			2,259
Preferred stock conversions	2,555		(20)	3			18			—
ESOP debt impacts					64			86		150
Noncontrolling interest, net				—					(87)	(87)
BALANCE JUNE 30, 2025	2,341,994	$4,009	$777	$68,770	($672)	($12,143)	($138,702)	$129,973	$272	$52,284
Net earnings								16,046	98	16,144
Other comprehensive income/(loss)						(322)			(21)	(343)
Dividends and dividend equivalents ($4.2589 per share):
Common								(9,966)		(9,966)
Preferred								(292)		(292)
Treasury stock purchases	(33,437)						(5,029)			(5,029)
Employee stock plans	12,566			764			705			1,470
Preferred stock conversions	2,735		(22)	3			19			—
ESOP debt impacts					76			91		168
Noncontrolling interest, net				(5)					(119)	(125)
BALANCE JUNE 30, 2026	2,323,859	$4,009	$756	$69,533	($596)	($12,465)	($143,008)	$135,852	$230	$54,311

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 41
Consolidated Statements of Cash Flows

Amounts in millions; fiscal years ended June 30	2026	2025	2024
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	$9,556	$9,482	$8,246
OPERATING ACTIVITIES (1)
Net earnings	16,144	16,065	14,974
Depreciation and amortization	3,160	2,847	2,896
Share-based compensation expense	524	476	562
Deferred income taxes	51	149	(244)
(Gain)/loss on sale of assets	(351)	755	(215)
Indefinite-lived intangible asset impairment charge	—	—	1,341
Change in accounts receivable	84	45	(766)
Change in inventories	(641)	(324)	(70)
Change in accounts payable	919	(542)	878
Other	(333)	(1,653)	491
TOTAL OPERATING ACTIVITIES	19,556	17,817	19,846
INVESTING ACTIVITIES
Capital expenditures	(4,409)	(3,773)	(3,322)
Proceeds from asset sales	508	107	346
Acquisitions, net of cash acquired	(85)	(11)	(21)
Other investing activity	(638)	(141)	(507)
TOTAL INVESTING ACTIVITIES	(4,624)	(3,818)	(3,504)
FINANCING ACTIVITIES
Dividends to shareholders	(10,232)	(9,872)	(9,312)
Additions to short-term debt with original maturities of more than three months	7,941	8,020	3,528
Reductions in short-term debt with original maturities of more than three months	(9,984)	(6,512)	(7,689)
Net additions/(reductions) to other short-term debt	2,674	(1,138)	857
Additions to long-term debt	2,652	2,237	3,197
Reductions in long-term debt	(3,390)	(1,977)	(2,335)
Treasury stock purchases	(5,028)	(6,500)	(5,006)
Impact of stock options and other	907	1,707	1,905
TOTAL FINANCING ACTIVITIES	(14,460)	(14,036)	(14,855)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(86)	112	(251)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	386	75	1,235
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$9,942	$9,556	$9,482

SUPPLEMENTAL DISCLOSURE
Cash payments for interest	$866	$896	$878
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

42 The Procter & Gamble Company
Notes to Consolidated Financial Statements
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Procter & Gamble Company's (the "Company," "Procter & Gamble," "we" or "us") business is focused on providing branded consumer packaged goods of superior quality and value. Our products are sold in about 180 countries and territories primarily through mass merchandisers, digital commerce (including social commerce) channels, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. We also sell direct to consumers. We have on-the-ground operations in approximately 65 countries.
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
Selling, General and Administrative Expense
Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, depreciation and amortization expense on non-manufacturing assets and other miscellaneous operating items. Research and development costs are charged to expense as incurred and were $2.1 billion in 2026 and 2025 and $2.0 billion in 2024. Advertising costs, charged to expense as incurred, include television, print, radio, digital and in-store advertising expenses and were $10.2 billion in 2026, $9.2 billion in 2025 and $9.6 billion in 2024. Non-advertising related components of the Company's total marketing spending reported in SG&A include costs associated with consumer promotions, product sampling and sales aids.
Other Non-Operating Income/(Expense), Net
Other non-operating income/(expense), net primarily includes divestiture gains/(losses), net non-service impacts related to postretirement benefit plans, investment income, accumulated foreign currency translation losses recognized upon the substantial liquidation of foreign operations and other non-operating items.
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
Property, Plant and Equipment
Property, plant and equipment is recorded at cost reduced by accumulated depreciation. Depreciation expense is recognized over the assets' estimated useful lives using the straight-line method. Machinery and equipment includes office furniture and fixtures (15-year life), computer equipment and capitalized software (3- to 5-year lives) and manufacturing equipment (primarily 3- to 20-year lives). Buildings are depreciated over an estimated useful life of 40 years. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.
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
New Accounting Pronouncements and Policies
On July 1, 2025, we adopted the Accounting Standards Update (ASU) No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures". This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. This amendment is effective for our fiscal year ended June 30, 2026. This standard was applied retrospectively to all periods presented in the financial statements and resulted in additional disclosures (see Note 5).
In November 2024, the Financial Accounting Standards Board (FASB) issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses”. This guidance requires disclosures about significant expense categories, including but not limited to, inventory purchases, employee compensation, depreciation, amortization and selling expenses. This amendment is effective for our fiscal year ending June 30, 2028, and our interim periods within the fiscal year ending June 30, 2029. This guidance will require additional disclosure of income statement expenses but will not have a material impact on our Consolidated Financial Statements.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software”. This guidance amends the accounting for and disclosure of internal-use software costs. This amendment is effective for our fiscal year ending June 30, 2029, and the interim periods within that fiscal year. We are currently assessing the impact of this guidance on our Consolidated Financial Statements.
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
While none of our reportable segments are highly seasonal, components within certain reportable segments, such as Appliances (Grooming) and Personal Health Care (Health Care), are seasonal.
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
Corporate includes certain operating and non-operating activities that are not reflected in the operating results used internally to measure and evaluate the businesses, as well as items to adjust management reporting principles to U.S. GAAP. Operating activities in Corporate include the results of incidental businesses managed at the corporate level. Operating elements also include certain employee benefit costs, the costs of certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization, asset impairment charges and other general Corporate items. The non-operating elements in Corporate primarily include interest expense, certain pension and other postretirement benefit costs, certain acquisition and divestiture gains/(losses), interest and investing income and other financing costs.
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
Our operating segments are comprised of similar product categories. Operating segments as a percentage of consolidated net sales (excluding sales recorded in Corporate) are as follows:

Fiscal years ended June 30	2026	2025	2024
Fabric Care	23%	23%	24%
Home Care	12%	13%	12%
Baby Care	9%	9%	9%
Hair Care	9%	9%	9%
Family Care	8%	9%	9%
Grooming	8%	8%	8%
Oral Care	8%	8%	8%
Feminine Care	7%	6%	6%
Personal Health Care	6%	6%	6%
Personal Care (1)	6%	6%	5%
Skin Care (1)	4%	3%	4%
TOTAL	100%	100%	100%
(1)Effective July 1, 2024, the Beauty reportable business segment separated Skin and Personal Care into individual operating segments, Skin Care and Personal Care. This transition included separation of the management team, strategic decision-making, innovation plans, financial targets, budgets and management reporting.
Net sales and long-lived assets in the United States and internationally were as follows (in billions):

Fiscal years ended June 30	2026	2025	2024
NET SALES
United States	$41.7	$41.6	$40.5
International	$45.3	$42.7	$43.5
LONG-LIVED ASSETS (1)
United States	$13.9	$12.6	$12.0
International	$11.5	$11.3	$10.2
(1)Long-lived assets consists of property, plant and equipment.
No country, other than the United States, exceeds 10% of the Company's consolidated net sales or long-lived assets.
Our largest customer, Walmart Inc. and its affiliates, accounted for consolidated net sales of approximately 16% in 2026, 2025 and 2024. No other customer represents more than 10% of our consolidated net sales.

	Fiscal Year Ended June 30, 2026
	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
Net sales	$16,023	$6,918	$12,456	$30,314	$20,401	$919	$87,032
Cost of products sold	(6,397)	(2,845)	(5,208)	(16,428)	(11,089)	(1,395)	(43,362)
Selling, general and administrative expense	(6,152)	(2,111)	(4,087)	(6,597)	(4,167)	(808)	(23,922)
Other segment items (1)	—	3	2	—	—	623	629
Earnings/(loss) before income taxes	3,473	1,966	3,163	7,290	5,145	(660)	20,377
Net earnings/(loss)	$2,672	$1,529	$2,404	$5,632	$3,930	$(23)	$16,144

Other segment information
Depreciation and amortization	$410	$320	$439	$756	$835	$400	$3,160
Capital expenditures	$415	$540	$592	$1,250	$1,520	$93	$4,409
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
NOTE 3
SUPPLEMENTAL FINANCIAL INFORMATION
The components of property, plant and equipment were as follows:

As of June 30	2026	2025
PROPERTY, PLANT AND EQUIPMENT
Machinery and equipment	$42,001	$40,077
Buildings	9,760	9,190
Construction in progress	4,448	3,935
Land	963	979
TOTAL PROPERTY, PLANT AND EQUIPMENT	57,172	54,181
Accumulated depreciation	(31,811)	(30,284)
PROPERTY, PLANT AND EQUIPMENT, NET	$25,360	$23,897
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 47
Selected components of current and noncurrent liabilities were as follows:

As of June 30	2026	2025
ACCRUED AND OTHER LIABILITIES - CURRENT
Accrued marketing and promotion	$4,141	$3,851
Accrued compensation	2,043	2,007
Taxes payable	778	1,177
Restructuring reserves	336	189
Accrued interest	301	293
Lease liabilities	246	255
Derivative liabilities	206	627
Other	3,040	2,920
TOTAL	$11,091	$11,318

OTHER NONCURRENT LIABILITIES
Pension benefit obligations	$2,204	$3,026
Other retiree benefit obligations	736	691
Uncertain tax positions	654	701
Lease liabilities	641	701
Derivative liabilities	195	435
Other	484	566
TOTAL	$4,914	$6,120
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
In June 2025, the Company announced a portfolio and productivity plan to streamline its portfolio and organization to improve its cost structure and competitiveness. The Company expects to incur approximately $1.5 to $2.0 billion in before-tax restructuring costs over two years. The Company incurred over half of the costs under this plan in fiscal 2026, with the remainder expected to be incurred in fiscal 2027. The restructuring activities will be executed across the Sector Business Units as well as the Enterprise Markets, Corporate Functions and Global Business Services. These restructuring activities include a plan for a reduction of up to 7,000 non-manufacturing overhead personnel by the end of fiscal 2027. In addition, the plan includes brand and market exits as well as the optimization of the supply chain and other manufacturing processes. Costs incurred under the plan will consist primarily of costs to separate employees and asset-related costs to exit facilities. The Company will also incur other types of costs outlined below as a direct result of the plan.
The Company incurred total before tax restructuring charges of $1.2 billion and $1.1 billion for the fiscal years ended June 30, 2026 and 2025, respectively. Of the charges incurred in fiscal year 2026, $606 were recorded in Costs of products sold, $460 in SG&A and $165 in Other non-operating income/(expense), net. Of the charges incurred in fiscal year 2025, $150 were recorded in Costs of products sold, $171 in SG&A and $793 in Other non-operating income/(expense), net.

Amounts in millions of dollars except per share amounts or as otherwise specified.

48 The Procter & Gamble Company
The following table presents restructuring activity for the fiscal years ended June 30, 2026 and 2025:

	Separation Costs	Asset-Related Costs	Other Costs	Total
RESERVE JUNE 30, 2024	$133	$—	$32	$166
Cost incurred	145	55	914	1,114
Cost paid/settled	(158)	(55)	(877)	(1,090)
RESERVE JUNE 30, 2025	120	—	69	189
Cost incurred	608	231	391	1,230
Cost paid/settled	(500)	(231)	(353)	(1,084)
RESERVE JUNE 30, 2026	$229	$—	$107	$336
Separation Costs
Employee separation costs relate to severance packages that are primarily voluntary and the amounts calculated are based on salary levels and past service periods.
Asset-Related Costs
Asset-related costs consist of both asset write-downs and accelerated depreciation for manufacturing and office consolidations. Asset write-downs relate to the establishment of a new fair value basis for assets held-for-sale or for disposal. These assets are written down to the lower of their current carrying basis or amounts expected to be realized upon disposal, less minor disposal costs. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period.
Other Costs
Other restructuring-type charges are incurred as a direct result of the restructuring plan. Such charges include accumulated foreign currency translation losses, asset removal and termination of contracts. In the period ended September 30, 2024, the Company substantially liquidated its operations in Argentina and recorded a non-cash charge of $752 for accumulated foreign currency translation losses previously included in Accumulated other comprehensive income/(loss). In the period ended June 30, 2026, the Company substantially liquidated its operations in Pakistan and recorded a non-cash charge of $131 for accumulated foreign currency translation losses previously included in Accumulated other comprehensive income/(loss).
Consistent with our historical policies for ongoing restructuring-type activities, the restructuring charges are funded by and included within Corporate for management and segment reporting. However, for information purposes, the following table summarizes the total before tax restructuring costs related to our reportable segments:

Fiscal years ended June 30	2026	2025	2024
Beauty	$76	$43	$43
Grooming	47	32	76
Health Care	132	30	33
Fabric & Home Care	220	24	84
Baby, Feminine & Family Care	201	40	50
Corporate (1)	556	945	371
TOTAL	$1,230	$1,114	$659
(1)Corporate includes costs related to allocated overheads, including charges related to our Enterprise Markets, Global Business Services and Corporate Functions activities.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 49
NOTE 4
GOODWILL AND INTANGIBLE ASSETS
The change in the net carrying amount of goodwill by reportable segment was as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	TOTAL
BALANCE AT JUNE 30, 2024 - NET (1)	$13,723	$12,633	$7,638	$1,810	$4,499	$40,303
Acquisitions and divestitures	—	—	—	—	—	—
Translation and other	507	360	303	38	141	1,348
BALANCE AT JUNE 30, 2025 - NET (1)	14,229	12,993	7,941	1,848	4,640	41,650
Acquisitions and divestitures	—	—	40	—	—	40
Translation and other	(157)	(105)	(96)	(10)	(45)	(414)
BALANCE AT JUNE 30, 2026 - NET (1)	$14,073	$12,887	$7,884	$1,838	$4,595	$41,276
(1)Grooming goodwill balance is net of $7.9 billion accumulated impairment losses.

Goodwill decreased during fiscal 2026 primarily due to currency translation across all reportable segments, partially offset by a minor acquisition within Health Care. Goodwill increased during fiscal 2025 primarily due to currency translation across all reportable segments.
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

Amounts in millions of dollars except per share amounts or as otherwise specified.

50 The Procter & Gamble Company
Identifiable intangible assets were comprised of:

	2026		2025
As of June 30	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
INTANGIBLE ASSETS WITH DETERMINABLE LIVES
Brands	$4,421	$(3,181)	$4,449	$(3,019)
Patents and technology	2,795	(2,739)	2,803	(2,722)
Customer relationships	1,866	(1,300)	1,879	(1,236)
Other	82	(35)	73	(31)
TOTAL	$9,164	$(7,255)	$9,204	$(7,008)

INTANGIBLE ASSETS WITH INDEFINITE LIVES
Brands	19,535	—	19,714	—

TOTAL INTANGIBLE ASSETS	$28,699	$(7,255)	$28,918	$(7,008)
Amortization expense of intangible assets was as follows:

Fiscal years ended June 30	2026	2025	2024
Intangible asset amortization	$308	$320	$338

Estimated amortization expense over the next five fiscal years is as follows:

Fiscal years ending June 30	2027	2028	2029	2030	2031
Estimated amortization expense	$297	$256	$206	$181	$166
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
We have elected to account for the tax effects of Global Intangible Low-Taxed Income (GILTI) as a current period expense when incurred.
Earnings before income taxes consisted of the following:

Fiscal years ended June 30	2026	2025	2024
United States	$13,728	$13,911	$12,246
International	6,649	6,256	6,515
TOTAL	$20,377	$20,167	$18,761
Income taxes consisted of the following:

Fiscal years ended June 30	2026	2025	2024
CURRENT TAX EXPENSE
U.S. federal	$2,105	$2,215	$1,954
International	1,700	1,330	1,708
U.S. state and local	378	407	368
TOTAL	4,182	3,953	4,031
DEFERRED TAX EXPENSE/(BENEFIT)
U.S. federal	(27)	9	(133)
International	98	146	(85)
U.S. state and local	(21)	(5)	(26)
TOTAL	51	149	(244)
TOTAL TAX EXPENSE	$4,233	$4,102	$3,787
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 51
Cash payments for income taxes, net of refunds, consisted of the following:

Fiscal years ended June 30	2026	2025	2024
U.S. federal	$3,057	$2,993	$2,554
International	1,257	1,187	1,408
U.S. state and local	365	373	402
TOTAL	$4,678	$4,554	$4,363
A reconciliation of the U.S. federal statutory income tax rate to our actual effective income tax rate is provided below:

Fiscal years ended June 30	2026		2025		2024
U.S. federal statutory income tax rate	$4,279	21.0%	$4,235	21.0%	$3,940	21.0%
Effect of cross-border tax laws, net of foreign tax credits
Foreign-derived intangible income	(235)	(1.2)%	(163)	(0.8)%	(201)	(1.1)%
Other	41	0.2%	(2)	—%	64	0.3%
Tax credits
Foreign tax credits from foreign withholding taxes	(222)	(1.1)%	(180)	(0.9)%	(240)	(1.3)%
Other	(42)	(0.2)%	(36)	(0.2)%	(42)	(0.2)%
Non-taxable or non-deductible items
Excess tax benefits from the exercise of stock options	(82)	(0.4)%	(189)	(0.9)%	(186)	(1.0)%
Domestic state and local income taxes, net of federal effect (1)	277	1.4%	334	1.7%	333	1.8%
Foreign tax effects	344	1.7%	137	0.7%	91	0.5%
Worldwide changes in unrecognized tax benefits (2)	(50)	(0.2)%	87	0.4%	189	1.0%
Other	(76)	(0.4)%	(121)	(0.6)%	(160)	(0.9)%
TOTAL	$4,233	20.8%	$4,102	20.3%	$3,787	20.2%
(1)State taxes in California, Illinois, New York, and New Jersey made up the majority of the tax effect in this category.
(2)The company has elected to present this category on a global aggregated basis and includes the effect of current year increases into unrecognized tax benefits.
Prior to the passage of the 2017 U.S. Tax Act, the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely invested and, accordingly, no deferred taxes were provided. Pursuant to the provisions of the 2017 U.S. Tax Act, these earnings were subjected to a one-time transition tax. This charge included taxes for all U.S. income taxes and for the related foreign withholding taxes for the portion of those earnings which are no longer considered indefinitely invested. We have not provided deferred taxes on undistributed foreign earnings which are considered indefinitely reinvested.
A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

Fiscal years ended June 30	2026	2025	2024
BEGINNING OF YEAR	$634	$582	$515
Increases in tax positions for prior years	59	240	157
Decreases in tax positions for prior years	(96)	(181)	(133)
Increases in tax positions for current year	40	57	160
Settlements with taxing authorities	(73)	(65)	(100)
Lapse in statute of limitations	(13)	(6)	(9)
Currency translation	(4)	7	(8)
END OF YEAR	$547	$634	$582
Included in the total liability for uncertain tax positions at June 30, 2026, is $438 that, depending on the ultimate resolution, could impact the effective tax rate in future periods.
The Company is present in approximately 65 countries and 140 taxable jurisdictions and, at any point in time, has 30-40 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted for
Amounts in millions of dollars except per share amounts or as otherwise specified.

52 The Procter & Gamble Company
changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2013 and forward. We are generally not able to reliably estimate the timing and ultimate settlement amounts until the close of an audit.
We recognize the additional accrual of any possible related interest and penalties relating to the underlying uncertain tax position in income tax expense. As of June 30, 2026 and 2025, we had accrued interest of $142 and $141 and accrued penalties of $48 and $45, respectively, which are not included in the above table.
Deferred income tax assets and liabilities were comprised of the following:

As of June 30	2026	2025
DEFERRED TAX ASSETS
Capitalized research & development	$1,439	$1,251
Loss and other carryforwards	769	857
Accrued marketing and promotion	548	497
Stock-based compensation	466	445
Pension and other retiree benefits	388	601
Fixed assets	266	230
Advance payments	206	—
Lease liabilities	198	212
Unrealized loss on financial and foreign exchange transactions	144	358
Other	832	758
Valuation allowances	(330)	(293)
TOTAL	$4,927	$4,915

DEFERRED TAX LIABILITIES
Goodwill and other intangible assets	$5,443	$5,475
Fixed assets	1,606	1,547
Other retiree benefits	888	1,102
Lease right-of-use assets	194	209
Unrealized gain on financial and foreign exchange transactions	187	96
Foreign withholding tax on earnings to be repatriated	158	131
Other	630	492
TOTAL	$9,106	$9,052
Net operating loss carryforwards were $1.6 billion at June 30, 2026, and $2.0 billion at June 30, 2025. If unused, approximately $100 will expire between 2026 and 2046. The remainder, totaling $1.5 billion at June 30, 2026, may be carried forward indefinitely.
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

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 53
Net earnings per common share were calculated as follows:

Fiscal years ended June 30	2026	2025	2024
CONSOLIDATED AMOUNTS
Net earnings attributable to P&G (Diluted)	$16,046	$15,974	$14,879
Less: Preferred dividends	292	291	284
Net earnings attributable to P&G available to common shareholders (Basic)	$15,754	$15,682	$14,595

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,333.7	2,350.1	2,360.1
Add effect of dilutive securities:
Stock options and other unvested equity awards (1)	20.5	33.3	38.3
Convertible preferred shares (2)	68.3	71.0	73.6
Diluted weighted average common shares outstanding	2,422.5	2,454.4	2,471.9

NET EARNINGS PER COMMON SHARE
Basic	$6.75	$6.67	$6.18
Diluted	$6.62	$6.51	$6.02
(1)For the years ended June 30, 2026, 2025 and 2024, the weighted average of stock options that were antidilutive and not included in the diluted net earnings per share calculation were 20 million, 6 million and 4 million, respectively.
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
The Company's share-based compensation plan was approved by shareholders in 2025. Under the 2025 plan, a maximum of 175 million shares of common stock was authorized for issuance. Additionally, the number of shares available for award under the 2025 plan includes 38 million shares previously authorized but not awarded under the shareholders approved plan in 2019 plus any shares of Common Stock subject to outstanding awards under the 2019 Plan that are forfeited, cancelled or otherwise terminated without the issuance of shares of Common Stock as set forth in the 2025 Plan. A total of 213 million shares remain available for grant.
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

Amounts in millions of dollars except per share amounts or as otherwise specified.

54 The Procter & Gamble Company
Total expense and related recognized tax benefit were as follows:

Fiscal years ended June 30	2026	2025	2024
Stock options	$264	$219	$270
RSUs and PSUs	260	257	292
Total share-based expense	$524	$476	$562

Income tax benefit	$92	$85	$103
We utilize an industry standard lattice-based valuation model to calculate the fair value for stock options granted. Assumptions utilized in the model, which are evaluated and revised to reflect market conditions and experience, were as follows:

Fiscal years ended June 30	2026			2025			2024
Interest rate	3.6	-	4.2%	3.5	-	4.4%	4.6	-	5.5%
Weighted average interest rate	4.1%			3.7%			4.6%
Dividend yield	2.7%			2.4%			2.5%
Expected volatility	19%			18%			18%
Expected life in years	8.8			8.9			8.8
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
A summary of options outstanding under the plans as of June 30, 2026, and activity during the year then ended is presented below:

Options	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
OUTSTANDING AT JULY 1, 2025	96,621	$120.96
Granted	8,769	153.71
Exercised	(10,188)	90.34
Forfeited/expired	(657)	151.43
OUTSTANDING AT JUNE 30, 2026	94,544	$127.07	4.8	$2,143
Exercisable	69,692	$116.01	3.6	$2,134
The following table provides additional information on stock options:

Fiscal years ended June 30	2026	2025	2024
Weighted average grant-date fair value of options granted	$33.17	$36.23	$34.25
Intrinsic value of options exercised	664	1,546	1,621
Grant-date fair value of options that vested	274	299	244
Cash received from options exercised	920	1,693	1,888
Actual tax benefit from options exercised	137	321	330
At June 30, 2026, $188 of compensation cost had not yet been recognized related to stock option grants. That cost is expected to be recognized over a remaining weighted average period of 1.6 years.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 55
A summary of non-vested RSUs and PSUs outstanding under the plans as of June 30, 2026, and activity during the year then ended is presented below:

	RSUs		PSUs
RSU and PSU awards	Units (in thousands)	Weighted Average Grant Date Fair Value	Units (in thousands)	Weighted Average Grant Date Fair Value
NON-VESTED AT JULY 1, 2025	3,361	$151.58	924	$166.15
Granted	1,704	152.91	585	161.53
Vested	(1,556)	142.16	(506)	155.87
Forfeited	(114)	156.01	(30)	163.05
NON-VESTED AT JUNE 30, 2026	3,396	$156.41	973	$168.83
At June 30, 2026, $250 of compensation cost had not yet been recognized related to RSUs and PSUs. That cost is expected to be recognized over a remaining weighted average period of 1.6 years. The total grant date fair value of shares vested was $301, $258 and $256 in 2026, 2025 and 2024, respectively.
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
Defined Contribution Retirement Plans
We have defined contribution plans, which cover the majority of our U.S. employees, as well as employees in certain other countries. These plans are fully funded. We generally make contributions to participants' accounts based on individual base salaries and years of service. Total global defined contribution expense was $534 in 2026 and 2025 and $425 in 2024, respectively.
The primary U.S. defined contribution plan (the U.S. DC plan) comprises the majority of the expense for the Company's defined contribution plans. For the U.S. DC plan, the contribution rate is predetermined and reflects years of service and plan participation. Total contributions for this plan approximated 12% of total participants' annual wages and salaries in 2026 and 2025 and 13% in 2024.
We maintain The Procter & Gamble Profit Sharing Trust (Trust) and Employee Stock Ownership Plan (ESOP) to provide a portion of the funding for U.S. other retiree benefits (described below), and historically, the U.S. DC plan. Operating details of the ESOP are provided at the end of this Note.
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

56 The Procter & Gamble Company
Obligation and Funded Status. The following provides a reconciliation of benefit obligations, plan assets and funded status of these defined benefit plans:

	Pension Benefits (1)		Other Retiree Benefits (2)
Fiscal years ended June 30	2026	2025	2026	2025
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (3)	$13,156	$12,355	$3,396	$2,687
Service cost	182	173	80	61
Interest cost	499	498	181	147
Participants' contributions	16	15	59	56
Amendments	18	12	—	(4)
Net actuarial loss/(gain)	(472)	(263)	244	679
Special termination benefits	11	3	13	2
Currency translation and other	(265)	980	17	17
Benefit payments	(691)	(617)	(257)	(250)
BENEFIT OBLIGATION AT END OF YEAR (3)	$12,455	$13,156	$3,734	$3,396

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$11,672	$10,857	$7,787	$8,043
Actual return on plan assets	1,253	326	(540)	(168)
Employer contributions	220	189	40	42
Participants' contributions	16	15	59	56
Currency translation and other	(312)	903	—	—
ESOP debt impacts (4)	—	—	76	64
Benefit payments	(691)	(617)	(257)	(250)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$12,159	$11,672	$7,166	$7,787
FUNDED STATUS	$(296)	$(1,484)	$3,432	$4,391
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
The actuarial gain for pension plans in 2026 was primarily related to increases in discount rates. The actuarial loss for other retiree benefits in 2026 was primarily related to updates in assumptions for medical claims costs. The actuarial gain for pension plans in 2025 was primarily related to increases in discount rates and updates of various assumptions in the plan. The actuarial loss for other retiree benefits in 2025 was primarily related to updates in assumptions for medical claims costs.
The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the U.S. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations prior to their due date. In these instances, benefit payments are typically paid directly from the Company's cash as they become due.

	Pension Benefits		Other Retiree Benefits
As of June 30	2026	2025	2026	2025
CLASSIFICATION OF NET AMOUNT RECOGNIZED
Noncurrent assets	$1,992	$1,621	$4,213	$5,123
Current liabilities	(85)	(78)	(45)	(41)
Noncurrent liabilities	(2,204)	(3,026)	(736)	(691)
NET AMOUNT RECOGNIZED	$(296)	$(1,484)	$3,432	$4,391

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE (INCOME)/LOSS (AOCI)
Net actuarial loss/(gain)	$197	$1,322	$1,743	$166
Prior service cost/(credit)	98	122	(458)	(553)
NET AMOUNTS RECOGNIZED IN AOCI	$295	$1,444	$1,285	$(387)
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 57

The accumulated benefit obligation for all defined benefit pension plans, which differs from the projected obligation in that it excludes the assumption of future salary increases, was $11.8 billion and $12.5 billion as of June 30, 2026 and 2025, respectively. Information related to the funded status of selected pension and other retiree benefits at June 30 is as follows:

As of June 30	2026	2025
PENSION PLANS WITH A PROJECTED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Projected benefit obligation	$7,380	$8,175
Fair value of plan assets	5,091	5,070
PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Accumulated benefit obligation	$6,968	$7,653
Fair value of plan assets	5,070	5,018
OTHER RETIREE BENEFIT PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Accumulated benefit obligation	$837	$802
Fair value of plan assets	55	70
Net Periodic Benefit Cost. Components of the net periodic benefit cost were as follows:

	Pension Benefits			Other Retiree Benefits
Fiscal years ended June 30	2026	2025	2024	2026	2025	2024
AMOUNTS RECOGNIZED IN NET PERIODIC BENEFIT COST/(CREDIT)
Service cost	$182	$173	$164	$80	$61	$68
Interest cost	499	498	527	181	147	157
Expected return on plan assets	(681)	(657)	(610)	(787)	(745)	(687)
Amortization of net actuarial loss/(gain)	71	63	95	(4)	(59)	(38)
Amortization of prior service cost/(credit)	39	40	37	(90)	(128)	(127)
Amortization of net actuarial loss/(gain) due to settlements	(6)	5	(13)	—	—	—
Special termination benefits	11	3	4	13	2	3
NET PERIODIC BENEFIT COST/(CREDIT)	$114	$126	$203	$(607)	$(721)	$(623)

CHANGE IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN AOCI
Net actuarial loss/(gain) - current year	$(1,044)	$68		$1,571	$1,592
Prior service cost/(credit) - current year	18	12		—	(4)
Amortization of net actuarial (loss)/gain	(71)	(63)		4	59
Amortization of prior service (cost)/credit	(39)	(40)		90	128
Amortization of net actuarial (loss)/gain due to settlements	6	(5)		—	—
Currency translation and other	(20)	74		7	(14)
TOTAL CHANGE IN AOCI	(1,149)	46		1,672	1,761
NET AMOUNTS RECOGNIZED IN PERIODIC BENEFIT COST/(CREDIT) AND AOCI	$(1,035)	$171		$1,065	$1,040
The service cost component of the net periodic benefit cost is included in the Consolidated Statements of Earnings in Cost of products sold and SG&A. All other components are included in the Consolidated Statements of Earnings in Other non-operating income/(expense), net, unless otherwise noted.

Amounts in millions of dollars except per share amounts or as otherwise specified.

58 The Procter & Gamble Company
Assumptions. We determine our actuarial assumptions on an annual basis. These assumptions are weighted to reflect each country that may have an impact on the cost of providing retirement benefits. The weighted average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of June 30, 2026 and 2025, were as follows: (1)

	Pension Benefits		Other Retiree Benefits
As of June 30	2026	2025	2026	2025
Discount rate	4.6%	4.2%	6.0%	5.9%
Rate of compensation increase	2.7%	2.7%	N/A	N/A
Interest crediting rate for cash balance plans	4.6%	4.6%	N/A	N/A
Health care cost trend rates assumed for next year	N/A	N/A	7.3%	6.9%
Rate to which the health care cost trend rate is assumed to decline (ultimate trend rate)	N/A	N/A	5.6%	5.4%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2031	2030
(1)Determined as of end of fiscal year.
The weighted average assumptions used to determine net benefit cost recorded on the Consolidated Statements of Earnings for the fiscal years ended June 30 were as follows: (1)

	Pension Benefits			Other Retiree Benefits
Fiscal years ended June 30	2026	2025	2024	2026	2025	2024
Discount rate	4.2%	4.2%	4.2%	5.9%	5.8%	5.6%
Expected return on plan assets	6.0%	6.0%	6.0%	8.5%	8.5%	8.5%
Rate of compensation increase	2.7%	2.8%	2.9%	N/A	N/A	N/A
Interest crediting rate for cash balance plans	4.6%	4.7%	4.3%	N/A	N/A	N/A
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
Our target asset allocation for the fiscal year ended June 30, 2026, was as follows:

	Target Asset Allocation (1)
	Pension Benefits	Other Retiree Benefits
Asset Category
Cash	1%	2%
Debt securities	64%	1%
Equity securities	35%	97%
TOTAL	100%	100%
(1)Actual allocations approximated the targets.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 59
The following table sets forth the fair value of the Company's plan assets as of June 30, 2026 and 2025, segregated by level within the fair value hierarchy (see Note 9 for further discussion on the fair value hierarchy and fair value principles). Investments valued using net asset value as a practical expedient are not valued using the fair value hierarchy, but rather valued using the net asset value reported by the managers of the funds and as supported by the unit prices of actual purchase and sale transactions.

	Pension Benefits			Other Retiree Benefits
As of June 30	Fair Value Hierarchy Level	2026	2025	Fair Value Hierarchy Level	2026	2025
ASSETS AT FAIR VALUE
Cash and cash equivalents	1	$74	$55	1	$180	$135
Company common stock		—	—	1	502	496
Company preferred stock (1)		—	—	2	6,433	7,087
Fixed income securities (2)	2	2,519	1,050		—	—
Insurance contracts (3)	3	238	207		—	—
TOTAL ASSETS IN THE FAIR VALUE HIERARCHY		2,831	1,312		7,115	7,718
Investments valued at net asset value (4)		9,328	10,361		50	68
TOTAL ASSETS AT FAIR VALUE		$12,159	$11,672		$7,166	$7,787
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
Cash Flows. Management's best estimate of cash requirements and discretionary contributions for the pension benefits and other retiree benefit plans for the fiscal year ending June 30, 2027, is $200 and $59, respectively. Expected contributions are dependent on many variables, including the variability of the market value of the plan assets as compared to the benefit obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ significantly from current estimates.
Total benefit payments expected to be paid to participants, which include payments funded from the Company's assets and payments from the plans are as follows:

Fiscal years ending June 30	Pension Benefits	Other Retiree Benefits
EXPECTED BENEFIT PAYMENTS
2027	$712	$215
2028	735	218
2029	753	228
2030	797	236
2031	806	248
2032 - 2036	4,097	1,377
Employee Stock Ownership Plan
We maintain the ESOP to provide funding for certain employee benefits discussed in the preceding paragraphs.
The ESOP borrowed $1.0 billion in 1989, and the proceeds were used to purchase Series A ESOP Convertible Class A Preferred Stock to fund a portion of the U.S. DC plan. Principal and interest requirements of the borrowing were paid by the Trust from dividends on the preferred shares and from advances provided by the Company. The original borrowing of $1.0 billion has been repaid in full. No advances from the Company remain outstanding at June 30, 2026. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $4.26 per share. The liquidation value is $6.82 per share.
In 1991, the ESOP borrowed an additional $1.0 billion. The proceeds were used to purchase Series B ESOP Convertible Class A Preferred Stock to fund a portion of retiree health care benefits. These shares, net of the ESOP's debt, are considered plan assets of the other retiree benefits plan discussed above. The original borrowings of $1.0 billion were repaid in 2021. Debt service requirements were funded by preferred stock dividends, cash contributions and advances provided by the Company, of
Amounts in millions of dollars except per share amounts or as otherwise specified.

60 The Procter & Gamble Company
which $596 are outstanding at June 30, 2026. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $4.26 per share. The liquidation value is $12.96 per share.
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
The Series A and B preferred shares of the ESOP are allocated to employees based on debt service requirements. The number of Series A preferred shares outstanding of 18 million, 21 million and 23 million were all allocated as of June 30, 2026, 2025 and 2024, respectively. The number of Series B preferred shares outstanding at June 30 was as follows:

Shares in thousands	2026	2025	2024
Allocated	36,365	34,965	33,723
Unallocated	12,277	14,142	15,864
TOTAL SERIES B	48,642	49,107	49,587
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
Certain of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position was $260 and $1.1 billion as of June 30, 2026 and 2025, respectively. The Company has not been required to post collateral as a result of these contractual features.
Interest Rate Risk Management
Our policy is to manage interest cost using a mixture of fixed-rate and variable-rate debt. To manage this risk in a cost-efficient manner, we enter into interest rate swaps whereby we agree to exchange with the counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional amount.
We designate certain interest rate swaps on fixed-rate debt that meet specific accounting criteria as fair value hedges. For fair value hedges, the changes in the fair value of the hedging instruments are immediately recognized in earnings, as well as the adjustment to debt for the change in fair value attributable to the designated risk.
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
Commodity Risk Management
Certain raw materials used in our products or production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. As of and during the fiscal years ended June 30, 2026 and 2025, we did not have any financial commodity hedging activity.
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
Assets and Liabilities Measured at Fair Value
Cash equivalents were $8.7 billion and $8.3 billion as of June 30, 2026 and 2025, respectively, and are classified as Level 1 within the fair value hierarchy. The Company had no other material investments in debt or equity securities during the periods presented.
The fair value of long-term debt was $28.3 billion and $29.5 billion as of June 30, 2026 and 2025, respectively. This includes the current portion of long-term debt instruments ($6.5 billion as of June 30, 2026, and $5.3 billion as of June 30, 2025). All long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. Long-term debt designated in a fair value hedging relationship is adjusted for the change in fair value attributable to the designated hedged risk. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

Amounts in millions of dollars except per share amounts or as otherwise specified.

62 The Procter & Gamble Company
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of June 30, 2026 and 2025, are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
As of June 30	2026	2025	2026	2025	2026	2025
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$5,241	$3,280	$—	$—	$(221)	$(201)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$13,587	$11,874	$170	$—	$(173)	$(860)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$18,828	$15,154	$170	$—	$(394)	$(1,061)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$4,146	$3,576	$6	$19	$(7)	$—

TOTAL DERIVATIVES AT FAIR VALUE	$22,975	$18,730	$176	$19	$(401)	$(1,062)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $5.0 billion and $3.1 billion as of June 30, 2026 and 2025, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $12.0 billion and $11.2 billion as of June 30, 2026 and 2025, respectively. The increase in the notional balance of interest rate contracts designated as fair value hedges is driven by debt portfolio rebalancing to meet interest rate risk management objectives. The increase in the notional balance of derivative instruments designated as net investment hedges was primarily driven by the Company's decision to leverage favorable interest rate spreads in the foreign currency swap market.
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
Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
Fiscal years ended June 30	2026	2025
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign currency interest rate contracts	$264	$(1,040)
(1)For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in Interest expense, was $242, $226 and $229 for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.
(2)In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in AOCI for such instruments was $395 and $(1.1) billion, for the fiscal years ended June 30, 2026 and 2025, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
Fiscal years ended June 30	2026	2025	2024
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(20)	$124	$120
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$48	$66	$(91)
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

The Procter & Gamble Company 63
NOTE 10
SHORT-TERM AND LONG-TERM DEBT

As of June 30	2026	2025
DEBT DUE WITHIN ONE YEAR
Current portion of long-term debt	$6,457	$5,377
Commercial paper	4,837	4,108
Other	3	27
TOTAL	$11,296	$9,513
Weighted average interest rate of debt due within one year (1)	3.3%	3.0%
(1)Weighted average interest rate of debt due within one year includes the effects of interest rate swaps discussed in Note 9.
Amounts in millions of dollars except per share amounts or as otherwise specified.

64 The Procter & Gamble Company

As of June 30	2026	2025
LONG-TERM DEBT
0.55% USD note due October 2025	$—	$1,000
4.10% USD note due January 2026	—	650
2.70% USD note due February 2026	—	600
1.00% USD note due April 2026	—	1,000
3.25% EUR note due August 2026	741	762
2.45% USD note due November 2026	875	875
1.90% USD note due February 2027	1,000	1,000
2.80% USD note due March 2027	500	500
4.88% EUR note due May 2027	1,140	1,172
2.85% USD note due August 2027	750	750
3.95% USD note due January 2028	600	600
3.15% EUR note due April 2028	741	762
1.20% EUR note due October 2028	912	937
4.35% USD note due January 2029	600	600
4.15% USD note due October 2029	500	500
1.25% EUR note due October 2029	570	586
3.00% USD note due March 2030	1,500	1,500
4.05% USD note due May 2030	700	700
0.35% EUR note due May 2030	570	586
1.20% USD note due October 2030	1,250	1,250
1.95% USD note due April 2031	1,000	1,000
3.25% EUR note due August 2031	741	762
2.30% USD note due February 2032	850	850
4.10% USD note due November 2032	750	—
4.05% USD note due January 2033	850	850
2.90% EUR note due November 2033	570	—
4.55% USD note due January 2034	750	750
3.20% EUR note due April 2034	969	996
4.55% USD note due October 2034	500	500
4.60% USD note due May 2035	550	550
4.35% USD note due November 2035	500	—
5.55% USD note due March 2037	716	716
1.88% EUR note due October 2038	570	586
3.55% USD note due March 2040	516	516
0.90% EUR note due November 2041	684	703
3.65% EUR note due November 2045	570	—
All other long-term debt	5,265	5,263
Current portion of long-term debt	(6,457)	(5,377)
TOTAL	$22,842	$24,995
Weighted average interest rate of long-term debt (1)	3.3%	3.3%
(1)Weighted average interest rate of long-term debt includes the effects of interest rate swaps discussed in Note 9.
Long-term debt maturities during the next five fiscal years are as follows:

Fiscal years ending June 30	2027	2028	2029	2030	2031
Debt maturities	$6,457	$2,123	$1,993	$3,939	$2,275

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 65
Credit Facilities
We maintain bank credit facilities to support our ongoing commercial paper program. The current facility is an $8.0 billion facility split between a $3.2 billion five-year facility and a $4.8 billion 364-day facility, which expire in October 2030 and October 2026, respectively. Both facilities can be extended for certain periods of time as specified in the terms of the credit agreement. These facilities are currently undrawn and we anticipate that they will remain undrawn. These credit facilities do not have cross-default or ratings triggers, nor do they have material adverse event clauses, except at the time of signing.
NOTE 11
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Investment Securities	Post-retirement Benefit Plans	Foreign Currency Translation	Total AOCI
BALANCE AT JUNE 30, 2024, NET OF TAX	$10	$613	$(12,522)	$(11,900)
Other comprehensive income/(loss), before tax:
OCI before reclassifications	(1)	(1,717)	(51)	(1,769)
Amounts reclassified to the Consolidated Statement of Earnings	—	(81)	752	671
Total other comprehensive income/(loss), before tax	(1)	(1,798)	701	(1,098)
Tax effect	1	407	442	850
Total other comprehensive income/(loss), net of tax	—	(1,390)	1,143	(248)
Less: OCI attributable to non-controlling interests, net of tax	—	—	(4)	(4)
BALANCE AT JUNE 30, 2025, NET OF TAX	9	(777)	(11,375)	(12,143)
Other comprehensive income/(loss), before tax:
OCI before reclassifications	2	(533)	94	(437)
Amounts reclassified to the Consolidated Statement of Earnings	—	12	131	143
Total other comprehensive income/(loss), before tax	2	(521)	226	(294)
Tax effect	(1)	81	(129)	(49)
Total other comprehensive income/(loss), net of tax	1	(440)	96	(343)
Less: OCI attributable to non-controlling interests, net of tax	—	(1)	(20)	(21)
BALANCE AT JUNE 30, 2026, NET OF TAX	$10	$(1,216)	$(11,259)	$(12,465)
Foreign currency translation includes financial statement translation and changes in fair value of net investment hedges (see Note 9).
The below provides additional details on amounts reclassified from AOCI into the Consolidated Statement of Earnings:
•Postretirement benefit plan amounts are reclassified from AOCI into Other non-operating income/(expense), net and included in the computation of net periodic postretirement costs/(credit) (see Note 8).
•Foreign currency translation amounts are reclassified from AOCI into Other non-operating income/(expense), net, upon the substantial liquidation of foreign operations. These accumulated foreign currency translation losses include non-cash charges due to the substantial liquidation of operations in certain Enterprise markets, including Pakistan in 2026 and Argentina in 2025 (see Note 3).
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
The components of the Company’s total operating lease cost for the fiscal years ended June 30, 2026, 2025 and 2024, were as follows:

Fiscal years ended June 30	2026	2025	2024
Operating lease cost	$275	$276	$252
Variable lease cost (1)	85	81	91
Total lease cost	$361	$357	$343
(1)Includes primarily costs for utilities, common area maintenance, property taxes and other operating costs associated with operating leases that are not included in the lease liability and are recognized in the period in which they are incurred.
Supplemental balance sheet and other information related to leases is as follows:

As of June 30	2026	2025
Operating leases:
Right-of-use assets (Other noncurrent assets)	$846	$925

Current lease liabilities (Accrued and other liabilities)	246	255
Noncurrent lease liabilities (Other noncurrent liabilities)	641	701
Total operating lease liabilities	$887	$956

Weighted average remaining lease term:
Operating leases	6.0 years	6.0 years

Weighted average discount rate:
Operating leases	5.6%	4.6%
At June 30, 2026, future payments of operating lease liabilities were as follows:

June 30, 2026
1 year	$246
2 years	205
3 years	171
4 years	126
5 years	82
Over 5 years	198
Total lease payments	1,028
Less: Interest	(141)
Present value of lease liabilities	$887
Total cash paid for amounts included in the measurement of lease liabilities was $273 and $280 for the fiscal years ended June 30, 2026 and 2025, respectively.
The right-of-use assets obtained in exchange for lease liabilities were $168 and $261 for the fiscal years ended June 30, 2026 and 2025, respectively.
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
Purchase Commitments
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. Commitments made under take-or-pay obligations are as follows:

Fiscal years ending June 30	2027	2028	2029	2030	2031	Thereafter
Purchase obligations	$1,155	$764	$602	$349	$287	$494
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
NOTE 14
SUPPLIER FINANCE PROGRAMS
The Company has an ongoing program to negotiate extended payment terms with its suppliers consistent with market practices. The Company also supports a Supply Chain Finance program (SCF) with several global financial institutions. Under SCF, the Company maintains an accounts payable system to facilitate participating suppliers' ability to sell receivables from the Company to a SCF bank. These participating suppliers negotiate their sales of receivables arrangements directly with the respective SCF bank. The Company is not party to those agreements, but the SCF banks allow the suppliers to utilize the Company’s creditworthiness in establishing credit spreads and associated costs. Under this model, this arrangement generally provides the suppliers with more favorable terms than they would be able to secure on their own. The Company has no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier chooses to participate in SCF, the supplier selects which individual Company invoices to sell to the SCF bank. The Company’s obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the supplier’s decisions to finance amounts under these arrangements. The Company does not provide any form of guarantee under these financing arrangements. Our payment terms for suppliers under this program generally range from 60 to 180 days. All outstanding amounts related to suppliers participating in SCF are recorded within Accounts payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows.
The summary of the Company's outstanding obligation confirmed as valid under the SCF program is as follows:

Fiscal years ended June 30	2026	2025
CONFIRMED OBLIGATIONS OUTSTANDING - BEGINNING OF YEAR	$5,790	$5,559
Invoices confirmed	18,110	17,132
Confirmed invoices paid	(17,741)	(16,999)
Translation and other	16	98
CONFIRMED OBLIGATIONS OUTSTANDING - END OF YEAR	$6,176	$5,790
Amounts in millions of dollars except per share amounts or as otherwise specified.

68 The Procter & Gamble Company
NOTE 15
SUBSEQUENT EVENT
On August 4, 2026, the Company entered into an agreement to acquire Thorne, a premium wellness and supplement brand in the vitamins, minerals and supplements category for $3.8 billion. We anticipate the transaction to close in the second quarter of fiscal year 2027, with the timing subject to regulatory approval and customary closing conditions.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
The Company’s Chairman of the Board, President and Chief Executive Officer, Shailesh Jejurikar, and the Company’s Chief Financial Officer, Andre Schulten, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report.
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
Item 9B. Other Information.
During the fiscal year ended June 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The Board of Directors has determined that the following members of the Audit Committee are independent and are Audit Committee financial experts as defined by SEC rules: Mr. Brett Biggs and Ms. Christine McCarthy (Chair).
The information required by this item is incorporated by reference to the following sections of the 2026 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2026: the section entitled Election of Directors; the subsections of the Corporate Governance section entitled Oversight of our Company - Code of Ethics and Board Meetings and Committees of the Board; the subsection of the Beneficial Ownership section entitled Delinquent Section 16(a) Reports and the subsection of the Other Matters section entitled Shareholder Recommendations or Nominations of Director Candidates. Pursuant to the Instruction to Item 401 of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the following sections of the 2026 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2026: the subsections of the Corporate Governance section entitled Board Meetings and Committees of the Board, Compensation Committee Interlocks and Insider Participation and Risk Oversight - Compensation-Related Risk; and the portion beginning with the section entitled Director Compensation up to but not including the section entitled Pay Versus Performance.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of June 30, 2026. The table includes the following

The Procter & Gamble Company 69
plans: The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors' Stock Plan; The Procter & Gamble 2009 Stock and Incentive Compensation Plan; The Procter & Gamble 2014 Stock and Incentive Compensation Plan; The Procter & Gamble 2019 Stock and Incentive Compensation Plan; and The Procter & Gamble 2025 Stock and Incentive Compensation Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Stock Options/Stock Appreciation Rights	94,554,254	$127.0740		(1)
Restricted Stock Units (RSUs)/Performance Stock Units (PSUs)	6,699,124	N/A		(1)
TOTAL	101,253,378	$127.0740	(2)
(1)Of the plans listed above, only The Procter & Gamble 2025 Stock and Incentive Compensation Plan (the "2025 Plan") allows for future grants of securities. The maximum number of shares that may be granted under this plan is 213 million shares (inclusive of unissued shares that were carried over from the Procter & Gamble Company 2019 Stock and Incentive Compensation Plan), plus any shares of Common Stock subject to outstanding awards under the 2019 Plan that are forfeited, cancelled or otherwise terminated without the issuance of shares of Common Stock as set forth in the 2025 Plan. Stock options and stock appreciation rights are counted on a one-for-one basis while full value awards (such as RSUs and PSUs) are counted as five shares for each share awarded. Total shares available for future issuance under this plan is 213 million.
(2)Weighted average exercise price of outstanding options and stock appreciation rights only.
Additional information required by this item is incorporated by reference to the following section of the 2026 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2026: the subsection of the Beneficial Ownership section entitled Security Ownership of Management and Certain Beneficial Owners.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to the following sections of the 2026 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2026: the subsections of the Corporate Governance section entitled Director Independence and Review and Approval of Transactions with Related Persons.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the following section of the 2026 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2026: Report of the Audit Committee, which ends with the subsection entitled Services Provided by Deloitte.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
1.Financial Statements:
The following Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries, management's report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.
•Management's Report on Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (PCAOB Firm ID is 34)
•Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
•Consolidated Statements of Earnings - for fiscal years ended June 30, 2026, 2025 and 2024
•Consolidated Statements of Comprehensive Income - for fiscal years ended June 30, 2026, 2025 and 2024
•Consolidated Balance Sheets - as of June 30, 2026 and 2025
•Consolidated Statements of Shareholders' Equity - for fiscal years ended June 30, 2026, 2025 and 2024
•Consolidated Statements of Cash Flows - for fiscal years ended June 30, 2026, 2025 and 2024
•Notes to Consolidated Financial Statements
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

(4-2) -	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other instrument defining the rights of holders of the Company’s long-term debt.

(4-3) -	Description of the Company’s Common Stock (Incorporated by reference to Exhibit (4-3) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-4) -	Description of the Company’s 1.200% Notes due 2028 and 1.875% Notes due 2038 (Incorporated by reference to Exhibit (4-4) of the Company’s Annual report on Form 10-K for the year ended June 30, 2025).

(4-5) -
Description of the Company’s 4.875% EUR notes due May 2027, 6.250% GBP notes due January 2030, and 5.250% GBP notes due January 2033 (Incorporated by reference to Exhibit (4-5) of the Company’s Annual report on Form 10-K for the year ended June 30, 2021).

(4-6) -	Description of the Company’s 1.250% Notes due 2029 (Incorporated by reference to Exhibit (4-6) of the Company’s Annual report on Form 10-K for the year ended June 30, 2025).

(4-7) -	Description of the Company’s 1.800% Notes due 2029 (Incorporated by reference to Exhibit (4-7) of the Company’s Annual report on Form 10-K for the year ended June 30, 2025).

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

(4-13) -	Description of the Company’s 2.900% EUR Notes due 2033 and 3.650% EUR Notes due 2045.+

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

(10-4) -	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).*

(10-5) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2020).*

(10-6) -	Company's Form of Separation Agreement & Release. (Incorporated by reference to Exhibit (10-1) in the Company's Form 10-Q for the quarter ended March 31, 2025). *

(10-7) -	Company's Form of Separation Letter and Release (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2023).*

(10-8) -	Summary of personal benefits available to certain officers (Incorporated by reference to Exhibit (10-14) in the Company's Form 10-K for the year ended June 30, 2025).*

(10-9) -	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-18) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).*

The Procter & Gamble Company 71

(10-10) -	Senior Executive Officer Recoupment Policy. (Incorporated by reference to Exhibit (10-16) of the Company's Annual Report on Form 10-K for the year ended June 30, 2024).*

(10-11) -
The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006 (Incorporated by reference to Exhibit (10-20) of the Company's Annual Report on Form 10-K for the year ended June 30, 2017).*

(10-12) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 13, 2009 (Incorporated by reference to Exhibit (10-21) of the Company's Annual Report on Form 10-K for the year ended June 30, 2017).*

(10-13) -
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

(10-14) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions and related correspondence (Incorporated by reference to Exhibit (10-2) of the Company Form 10-Q for the quarter ended December 31, 2013).*

(10-15) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2013). *

(10-16) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 14, 2014 (Incorporated by reference to Exhibit (10-25) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016).*

(10-17) -
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

(10-19) -
The Procter & Gamble 2019 Stock and Incentive Compensation Plan - Additional terms and conditions. (Incorporated by reference to Exhibit (10-28) of the Company's Annual Report on Form 10-K for the year ended June 30, 2024).*

(10-20) -	The Procter & Gamble 2025 Stock and Incentive Compensation Plan - (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2025). *

(10-21) -
Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2025 Stock and Incentive Compensation Plan, 2019 Stock and Incentive Compensation Plan and The Procter & Gamble 2014 Stock and Incentive Compensation Plan. *+

(10-22) -	Retirement Plan Restoration Program Summary. *+

(10-23) -	Short Term Achievement Reward Program. *+

(10-24) -	Performance Stock Program Summary. *+

(10-25) -	Long-Term Incentive Program Summary. *+

(10-26) -	Form of STAR Stock Option Award Agreement. *+

(10-27) -	Form of Director Annual RSU Award Agreement. *+

(10-28) -	Form of Director Annual RSU Award Agreement (Deferred). *+

(10-29) -	Form of Director RSU Award Agreement (Quarterly Fees). *+

(10-30) -	Form of PSU Award Agreement. *+

(10-31) -	Form of Deferred PSU Award Agreement. *+

(10-32) -	Form of LTIP RSU Award Agreement. *+

(10-33) -	Form of LTIP Stock Option Award Agreement. *+

(10-34) -	Form of Special RSU Award Agreement. *+

(10-35) -	Form of Retirement Restoration Plan RSU Award Agreement. *+

Exhibit (19-1) -	P&G Global Insider Trading Policy. (Incorporated by reference to Exhibit (19-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 2024).

72 The Procter & Gamble Company

(19-2) -	P&G Share Repurchase Policy. (Incorporated by reference to Exhibit (19-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 2024).

Exhibit (21) -	Subsidiaries of the Registrant. +

Exhibit (23) -	Consent of Independent Registered Public Accounting Firm. +

Exhibit (31) -	Rule 13a-14(a)/15d-14(a) Certifications. +

Exhibit (32) -	Section 1350 Certifications. +

Exhibit (97) -	P&G Dodd-Frank Recoupment Policy. (Incorporated by reference to Exhibit (97) of the Company's Annual Report on Form 10-K for the year ended June 30, 2024).

Exhibit (99-1) -	Summary of Directors and Officers Insurance Program. +

101.INS (1)	Inline XBRL Instance Document
101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

*	Compensatory plan or arrangement.
+	Filed herewith.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY

By	/s/ SHAILESH JEJURIKAR
(Shailesh Jejurikar) Chairman of the Board, President and Chief Executive Officer
August 4, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHAILESH JEJURIKAR (Shailesh Jejurikar)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 4, 2026

/s/ ANDRE SCHULTEN (Andre Schulten)	Chief Financial Officer (Principal Financial Officer)	August 4, 2026

/s/ MATTHEW W. JANZARUK (Matthew W. Janzaruk)	Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)	August 4, 2026

/s/ B. MARC ALLEN (B. Marc Allen)	Director	August 4, 2026

/s/ CRAIG ARNOLD (Craig Arnold)	Director	August 4, 2026

/s/ BRETT BIGGS (Brett Biggs)	Director	August 4, 2026

/s/ SHEILA BONINI (Sheila Bonini)	Director	August 4, 2026

/s/ AMY L. CHANG (Amy L. Chang)	Director	August 4, 2026

/s/ JOSEPH JIMENEZ (Joseph Jimenez)	Director	August 4, 2026

/s/ CHRISTOPHER J. KEMPCZINSKI (Christopher J. Kempczinski)	Director	August 4, 2026

/s/ DEBRA L. LEE (Debra L. Lee)	Director	August 4, 2026

/s/ CHRISTINE M. MCCARTHY (Christine M. McCarthy)	Director	August 4, 2026

/s/ ASHLEY MCEVOY (Ashley McEvoy)	Director	August 4, 2026

/s/ ROBERT J. PORTMAN (Robert J. Portman)	Director	August 4, 2026

/s/ RAJESH SUBRAMANIAM (Rajesh Subramaniam)	Director	August 4, 2026