Form 10-Q
period 2026-09-30
PROCTER & GAMBLE Co
filed 2026-10-22
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026

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
There were 2,317,783,143 shares of Common Stock outstanding as of September 30, 2026.

The Procter & Gamble Company 1
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30
Amounts in millions except per share amounts	2026	2025
NET SALES	$23,276	$22,386
Cost of products sold	11,678	10,887
Selling, general and administrative expense	5,661	5,643
OPERATING INCOME	5,937	5,856
Interest expense	(223)	(197)
Interest income	102	108
Other non-operating income/(expense), net	207	268
EARNINGS BEFORE INCOME TAXES	6,023	6,034
Income taxes	1,267	1,253
NET EARNINGS	4,757	4,781
Less: Net earnings attributable to noncontrolling interests	26	31
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$4,731	$4,750

NET EARNINGS PER COMMON SHARE (1)
Basic	$2.00	$2.00
Diluted	$1.97	$1.95
(1)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

2 The Procter & Gamble Company

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30
Amounts in millions	2026	2025
NET EARNINGS	$4,757	$4,781
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Change in defined benefit postretirement plans
Other comprehensive income/(loss) before reclassifications	(7)	(8)
Reclassifications to Consolidated Statement of Earnings (1)	5	13
Total change in defined benefit postretirement plans, before tax	(2)	5
Income tax benefit/(expense)	1	(2)
Total change in defined benefit postretirement plans, net of tax	(2)	3

Change in foreign currency translation and other
Other comprehensive income/(loss) before reclassifications	(182)	(12)
Reclassifications to Consolidated Statement of Earnings	—	—
Total change in foreign currency translation and other, before tax	(182)	(12)
Income tax benefit/(expense)	(5)	(10)
Total change in foreign currency translation and other, net of tax	(187)	(22)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(189)	(19)
TOTAL COMPREHENSIVE INCOME	4,568	4,762
Less: Comprehensive income attributable to noncontrolling interests	24	24
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$4,544	$4,737

(1)Postretirement benefit plan amounts are reclassified from Accumulated other comprehensive income/(loss) into Other non-operating income/(expense), net and included in the computation of net periodic postretirement costs.

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 3
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			September 30, 2026	June 30, 2026
Assets
CURRENT ASSETS
Cash and cash equivalents			$15,365	$9,942
Accounts receivable			6,620	6,056
INVENTORIES
Materials and supplies			2,304	2,143
Work in process			1,107	1,105
Finished goods			5,074	4,922
Total inventories			8,485	8,170
Prepaid expenses and other current assets			2,038	2,040
TOTAL CURRENT ASSETS			32,508	26,208
PROPERTY, PLANT AND EQUIPMENT, NET			25,519	25,360
GOODWILL			41,197	41,276
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			21,359	21,444
OTHER NONCURRENT ASSETS			12,549	12,231
TOTAL ASSETS			$133,132	$126,521

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$17,056	$16,306
Accrued and other liabilities			10,911	11,091
Debt due within one year			17,028	11,296
TOTAL CURRENT LIABILITIES			44,996	38,694
LONG-TERM DEBT			21,897	22,842
DEFERRED INCOME TAXES			5,949	5,760
OTHER NONCURRENT LIABILITIES			4,954	4,914
TOTAL LIABILITIES			77,795	72,210
SHAREHOLDERS’ EQUITY
Preferred stock			747	756
Common stock – shares issued –	September 2026	4,009.2
	June 2026	4,009.2	4,009	4,009
Additional paid-in capital			69,700	69,533
Reserve for ESOP debt retirement			(555)	(596)
Accumulated other comprehensive loss			(12,652)	(12,465)
Treasury stock			(144,173)	(143,008)
Retained earnings			138,021	135,852
Noncontrolling interest			239	230
TOTAL SHAREHOLDERS’ EQUITY			55,337	54,311
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$133,132	$126,521

See accompanying Notes to Consolidated Financial Statements.

4 The Procter & Gamble Company
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended September 30, 2026
Dollars in millions except per share amounts; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2026	2,323,859	$4,009	$756	$69,533	($596)	($12,465)	($143,008)	$135,852	$230	$54,311
Net earnings								4,731	26	4,757
Other comprehensive income/(loss)						(187)			(2)	(189)
Dividends and dividend equivalents ($1.0885 per share):
Common								(2,537)		(2,537)
Preferred								(72)		(72)
Treasury stock purchases	(8,591)						(1,259)			(1,259)
Employee stock plans	1,545			166			87			253
Preferred stock conversions	970		(8)	1			7			—
ESOP debt impacts					42			47		89
Noncontrolling interest, net				—					(15)	(15)
BALANCE SEPTEMBER 30, 2026	2,317,783	$4,009	$747	$69,700	($555)	($12,652)	($144,173)	$138,021	$239	$55,337

	Three Months Ended September 30, 2025
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2025	2,341,994	$4,009	$777	$68,770	($672)	($12,143)	($138,702)	$129,973	$272	$52,284
Net earnings								4,750	31	4,781
Other comprehensive income/(loss)						(13)			(6)	(19)
Dividends and dividend equivalents ($1.0568 per share):
Common								(2,482)		(2,482)
Preferred								(73)		(73)
Treasury stock purchases	(8,025)						(1,258)			(1,258)
Employee stock plans	1,954			146			110			255
Preferred stock conversions	811		(7)	1			6			—
ESOP debt impacts					35			44		79
Noncontrolling interest, net				—					(16)	(16)
BALANCE SEPTEMBER 30, 2025	2,336,734	$4,009	$770	$68,917	($637)	($12,156)	($139,845)	$132,212	$281	$53,551

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 5
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30
Amounts in millions	2026	2025
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$9,942	$9,556
OPERATING ACTIVITIES
Net earnings	4,757	4,781
Depreciation and amortization	810	761
Share-based compensation expense	98	121
Deferred income taxes	115	53
(Gain)/loss on sale of assets	(20)	(3)
Change in accounts receivable	(589)	(305)
Change in inventories	(349)	(303)
Change in accounts payable	1,149	648
Other	(204)	(344)
TOTAL OPERATING ACTIVITIES	5,767	5,408
INVESTING ACTIVITIES
Capital expenditures	(1,366)	(1,200)
Proceeds from asset sales	27	8
Acquisitions, net of cash acquired	—	(5)
Other investing activity	(121)	(338)
TOTAL INVESTING ACTIVITIES	(1,460)	(1,535)
FINANCING ACTIVITIES
Dividends to shareholders	(2,603)	(2,549)
Additions to short-term debt with original maturities of more than three months	—	1,123
Reductions in short-term debt with original maturities of more than three months	(157)	(1,800)
Net additions/(reductions) to other short-term debt	5,758	2,108
Reductions in long-term debt	(747)	(3)
Treasury stock purchases	(1,250)	(1,250)
Impact of stock options and other	143	134
TOTAL FINANCING ACTIVITIES	1,144	(2,239)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(29)	(20)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,423	1,615
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$15,365	$11,171

See accompanying Notes to Consolidated Financial Statements.

6 The Procter & Gamble Company
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries ("the Company," "Procter & Gamble," "P&G," "we" or "our") should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026. We have prepared these statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Note that certain columns and rows may not add due to rounding. In the opinion of management, the accompanying Consolidated Financial Statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.
There have been no new accounting pronouncements issued or effective during the three months ended September 30, 2026 that had, or are expected to have, a material impact on our Consolidated Financial Statements.
2. Segment Information
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
•Fabric & Home Care: Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents); Home Care (Air Care, Dish Care, P&G Professional, Surface Care); Habitat Care (Pest Prevention, Outdoor Care); and
•Baby, Feminine & Family Care: Baby Care (Baby Wipes, Taped Diapers and Pants); Feminine Care (Adult Incontinence, Menstrual Care); Family Care (Paper Towels, Tissues, Toilet Paper).
During the quarter ended September 30, 2026, the Company realigned its Fabric & Home Care reporting segment to include Habitat Care, which is now operating under the Fabric & Home Care leadership team. Previously, the results of the Habitat Care business were reported in the Corporate segment. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.
Operating segments as a percentage of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended September 30
	2026	2025
Fabric Care	23%	23%
Home Care	13%	12%
Hair Care	10%	10%
Baby Care	9%	9%
Family Care	8%	8%
Grooming	8%	8%
Oral Care	8%	8%
Feminine Care	6%	6%
Personal Care	6%	6%
Personal Health Care	6%	7%
Other	3%	3%
Total	100%	100%
(1)% of Net sales by operating segment excludes sales recorded in Corporate.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 7
The following is a summary of reportable segment results:

	Three Months Ended September 30, 2026
	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
Net sales	$4,410	$1,889	$3,318	$8,204	$5,322	$132	$23,276
Cost of products sold	(1,770)	(761)	(1,318)	(4,608)	(2,970)	(251)	(11,678)
Selling, general and administrative expense	(1,501)	(509)	(991)	(1,515)	(962)	(183)	(5,661)
Other segment items (1)	—	—	19	—	—	67	87
Earnings/(loss) before income taxes	1,139	619	1,029	2,080	1,391	(234)	6,023
Net earnings/(loss)	$868	$477	$783	$1,601	$1,060	$(32)	$4,757

Other segment information
Depreciation and amortization	$101	$81	$114	$194	$209	$112	$810
Capital expenditures	$89	$220	$134	$204	$291	$429	$1,366
(1)Other segment items for each reportable segment includes interest expense, interest income and certain other non-operating income/(expense).

	Three Months Ended September 30, 2025
	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
Net sales	$4,143	$1,817	$3,220	$7,870	$5,171	$165	$22,386
Cost of products sold	(1,625)	(743)	(1,344)	(4,192)	(2,770)	(214)	(10,887)
Selling, general and administrative expense	(1,387)	(489)	(945)	(1,670)	(955)	(198)	(5,643)
Other segment items (1)	—	—	6	—	—	172	178
Earnings/(loss) before income taxes	1,132	585	937	2,008	1,446	(75)	6,034
Net earnings/(loss)	$879	$463	$718	$1,553	$1,105	$61	$4,781

Other segment information
Depreciation and amortization	$102	$79	$106	$189	$207	$78	$761
Capital expenditures	$74	$132	$109	$291	$274	$319	$1,200
(1)Other segment items for each reportable segment includes interest expense, interest income and certain other non-operating income/(expense).
The Chief Operating Decision Maker (CODM) does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
3. Goodwill and Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
GOODWILL AT JUNE 30, 2026	$14,073	$12,887	$7,884	$1,838	$4,595	$41,276
Acquisitions and divestitures	—	—	—	—	—	—
Translation and other	(28)	(20)	(20)	(3)	(9)	(80)
GOODWILL AT SEPTEMBER 30, 2026	$14,045	$12,867	$7,864	$1,835	$4,586	$41,197
Goodwill decreased from June 30, 2026, primarily due to currency translation.

Amounts in millions of dollars except per share amounts or as otherwise specified.

8 The Procter & Gamble Company
Identifiable intangible assets at September 30, 2026, were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$9,151	$(7,319)
Intangible assets with indefinite lives	19,527	—
Total identifiable intangible assets	$28,678	$(7,319)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives primarily consist of brands. The amortization expense of determinable-lived intangible assets for the three months ended September 30, 2026 and 2025, was $75 and $79, respectively.
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
Based on our impairment testing performed during the three months ended December 31, 2025, the Gillette indefinite-lived intangible asset's fair value exceeds its carrying value by greater than 10%. As of September 30, 2026, the carrying value of the Gillette indefinite-lived intangible asset was $12.8 billion. While we have concluded that no triggering event has occurred during the quarter ended September 30, 2026, the Gillette indefinite-lived intangible asset is susceptible to impairment risk. Adverse changes in the business or in the macroeconomic environment, including foreign currency devaluation, increasing global inflation or market contraction from an economic recession, could reduce the underlying cash flows used to estimate the fair value of the Gillette indefinite-lived intangible asset and trigger an impairment charge.
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

The Procter & Gamble Company 9

4. Earnings Per Share
Basic net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble by the diluted weighted average number of common shares outstanding during the period. The diluted shares include the dilutive effect of stock options and other unvested share-based awards based on the treasury stock method and the assumed conversion of preferred stock.
Net earnings per common share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended September 30
	2026	2025
Net earnings attributable to P&G (Diluted)	$4,731	$4,750
Less: Preferred dividends	72	73
Net earnings attributable to P&G available to common shareholders (Basic)	$4,658	$4,677

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,323.7	2,342.1
Add effect of dilutive securities:
Stock options and other unvested share-based awards (1)	17.0	25.3
Convertible preferred shares (2)	66.6	69.4
Diluted weighted average common shares outstanding	2,407.2	2,436.8

NET EARNINGS PER COMMON SHARE
Basic	$2.00	$2.00
Diluted	$1.97	$1.95
(1)For the three months ended September 30, 2026 and 2025, the weighted average of stock options that were antidilutive and not included in the diluted net earnings per share calculation were 22 million and 11 million, respectively.
(2)An overview of preferred shares can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
5. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the three months ended September 30, 2026.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. There was no significant activity within the Level 3 assets and liabilities during the periods presented.
Cash equivalents were $13.7 billion and $8.7 billion as of September 30, 2026 and June 30, 2026, respectively, and are classified as Level 1 within the fair value hierarchy. The Company had no other material investments in debt or equity securities during the periods presented.
The fair value of long-term debt was $26.7 billion and $28.3 billion as of September 30, 2026 and June 30, 2026, respectively. This includes the current portion of long-term debt instruments ($6.6 billion and $6.5 billion as of September 30, 2026 and June 30, 2026, respectively). All long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. Long-term debt designated in a fair value hedging relationship is adjusted for the change in fair value attributable to the designated hedged risk. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

Amounts in millions of dollars except per share amounts or as otherwise specified.

10 The Procter & Gamble Company

Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of September 30, 2026 and June 30, 2026, are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	September 30, 2026	June 30, 2026	September 30, 2026	June 30, 2026	September 30, 2026	June 30, 2026
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$5,223	$5,241	$—	$—	$(315)	$(221)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$12,219	$13,587	$218	$170	$(106)	$(173)
TOTAL DERIVATIVES DESIGNATED IN HEDGING RELATIONSHIPS	$17,442	$18,828	$218	$170	$(421)	$(394)

DERIVATIVES NOT DESIGNATED IN HEDGING RELATIONSHIPS
Foreign currency contracts	$4,639	$4,146	$5	$6	$(22)	$(7)

TOTAL DERIVATIVES AT FAIR VALUE	$22,081	$22,975	$223	$176	$(442)	$(401)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $4.9 billion and $5.0 billion as of September 30, 2026 and June 30, 2026, respectively. In addition to the foreign currency derivative contracts designated in net investment hedging relationships, certain of our foreign currency denominated debt instruments are designated in net investment hedging relationships. The carrying value of those debt instruments designated in net investment hedging relationships, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $10.6 billion and $12.0 billion as of September 30, 2026 and June 30, 2026, respectively. The decrease in the notional balance of derivative instruments and debt designated in net investment hedging relationships was primarily driven by maturities, consistent with the Company's ongoing management of its hedge portfolio.
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
Certain of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a liability position was $279 and $260 as of September 30, 2026 and June 30, 2026, respectively. The Company has not been required to post collateral as a result of these contractual features.
Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended September 30
	2026	2025
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign currency interest rate contracts	$(6)	$14
(1)    For the derivatives in net investment hedging relationships, the amount of gain/(loss) excluded from effectiveness testing, which was recognized in Interest expense, was $59 and $71 for the three months ended September 30, 2026 and 2025, respectively.
(2)    In addition to the foreign currency derivative contracts designated in net investment hedging relationships, certain of our foreign currency denominated debt instruments are designated in net investment hedging relationships. The amount of gain/(loss) recognized in Accumulated other comprehensive income (AOCI) for such instruments was $28 and $30 for the three months ended September 30, 2026 and 2025, respectively.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 11

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended September 30
	2026	2025
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(94)	$6
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$(15)	$(6)
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
6. Commitments and Contingencies
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
Income Tax Uncertainties
The Company is present in approximately 65 countries and over 140 taxable jurisdictions and, at any point in time, has 30–40 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2013 and forward. We are generally not able to reliably estimate the timing and ultimate settlement amounts until the close of an audit.
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
7. Supplemental Information
Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit impacts:

	Three Months Ended September 30
	2026	2025
Share-based compensation expense	$98	$121
Net periodic benefit cost for pension benefits	12	41
Net periodic benefit (credit) for other retiree benefits	(142)	(153)
Supplier Finance Programs
The Company has an ongoing program to negotiate extended payment terms with its suppliers consistent with market practices. The Company also supports a Supply Chain Finance program (“SCF”) with several global financial institutions. Our payment terms for suppliers under this program generally range from 60 to 180 days. All outstanding amounts related to suppliers participating in SCF are recorded within Accounts payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows. The amount due to suppliers participating in SCF and included in Accounts payable was approximately $6.5 billion and $6.2 billion as of September 30, 2026 and June 30, 2026, respectively.
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
In June 2025, the Company announced a portfolio and productivity plan to streamline its portfolio and organization to improve its cost structure and competitiveness. The Company expects to incur approximately $2.0 billion in before-tax restructuring costs over two years. The restructuring activities will be executed across the Sector Business Units as well as the Enterprise Markets, Corporate Functions and Global Business Services. These restructuring activities include a plan for a reduction of up to 7,000 non-manufacturing overhead personnel by the end of fiscal 2027. In addition, the plan includes brand and market exits as well as the optimization of the supply chain and other manufacturing processes. Costs incurred under the plan will consist primarily of costs to separate employees and asset-related costs to exit facilities.
In fiscal 2026, the Company incurred total before tax restructuring charges of $1.2 billion, including $606 in Costs of products sold, $460 in SG&A and $165 in Other non-operating income/(expense), net.
For the three months ended September 30, 2026, the Company incurred total before tax restructuring charges of $192, including $106 in Costs of products sold, $82 in SG&A and $4 in Other non-operating income/(expense), net.
The following table presents restructuring activity for the three months ended September 30, 2026:

	Separations	Asset Related Costs	Other	Total
RESERVE JUNE 30, 2026	$229	$—	$107	$336
Costs incurred for the three months ended September 30, 2026	86	73	33	192
Costs paid/settled for the three months ended September 30, 2026	(97)	(73)	(39)	(208)
RESERVE SEPTEMBER 30, 2026	$218	$—	$102	$320
8. Subsequent Event
On October 1, 2026, the Company completed the acquisition of Thorne, a premium wellness and supplement brand in the vitamins, minerals and supplements category for $3.9 billion in an all-cash transaction. Thorne primarily sells in North America and will be part of our Personal Health Care operating segment. The initial accounting and determination of fair value for the acquired assets and liabilities is not yet complete; the preliminary allocation of purchase prices will be finalized during the three months ending December 31, 2026. The primary assets acquired are an indefinite-lived brand intangible asset and goodwill. The results of Thorne, which are not material to the Company, will be reported in our Consolidated financial statements beginning with the three months ending December 31, 2026.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, in the following sections: “Management's Discussion and Analysis,” “Risk Factors” and “Notes 3, 6 and 7 to the Consolidated Financial Statements.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, except to the extent required by law.
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
The MD&A is organized in the following sections:
•Overview
•Recent Developments
•Summary of Results – Three Months Ended September 30, 2026
•Economic Conditions and Uncertainties
•Results of Operations – Three Months Ended September 30, 2026
•Segment Results – Three Months Ended September 30, 2026
•Liquidity and Capital Resources
•Measures Not Defined by U.S. GAAP
Throughout the MD&A we refer to measures used by management to evaluate performance, including unit volume growth, net sales, net earnings, diluted net earnings per common share (diluted EPS) and operating cash flow. We also refer to a number of financial measures that are not defined under U.S. GAAP, consisting of organic sales growth, Core earnings per share (Core EPS), free cash flow and free cash flow productivity. The explanation at the end of the MD&A provides the definition of these non-GAAP measures, details on the use and the derivation of these measures, as well as reconciliations to the most directly comparable U.S. GAAP measure.
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

14 The Procter & Gamble Company

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
The table below lists our reportable segments, including the product categories and brand composition within each segment.

Reportable Segments	Product Categories (Sub-Categories)	Major Brands
Beauty	Hair Care (Conditioners, Shampoos, Styling Aids, Treatments)	Head & Shoulders, Herbal Essences, Pantene, Rejoice
	Personal Care (Antiperspirants and Deodorants, Personal Cleansing)	Native, Old Spice, Safeguard, Secret
	Skin Care (Facial Moisturizers, Cleaners and Treatments)	Olay, SK-II
Grooming	Grooming (Appliances, Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Grooming)	Braun, Gillette, Venus
Health Care	Oral Care (Toothbrushes, Toothpastes, Other Oral Care)	Crest, Oral-B
	Personal Health Care (Gastrointestinal, Pain Relief, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care)	Metamucil, Neurobion, Pepto-Bismol, Vicks
Fabric & Home Care	Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents)	Ariel, Downy, Gain, Tide
	Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Cascade, Dawn, Fairy, Febreze, Mr. Clean, Swiffer
	Habitat Care (Pest Prevention, Outdoor Care)	Spruce, Zevo
Baby, Feminine & Family Care	Baby Care (Baby Wipes, Taped Diapers and Pants)	Luvs, Pampers
	Feminine Care (Adult Incontinence, Menstrual Care)	Always, Always Discreet, Tampax
	Family Care (Paper Towels, Tissues, Toilet Paper)	Bounty, Charmin, Puffs
Throughout the MD&A, we reference business results by region, which are comprised of North America, Europe, Greater China, Latin America, Asia Pacific and India, Middle East, Türkiye and Africa (IMETA).
The following table provides the percentage of net sales and net earnings by reportable business segment (excluding Corporate) for the three months ended September 30, 2026:

	Three Months Ended September 30, 2026
	Net Sales	Net Earnings
Beauty	19%	18%
Grooming	8%	10%
Health Care	14%	16%
Fabric & Home Care	36%	34%
Baby, Feminine & Family Care	23%	22%
Total Company	100%	100%
RECENT DEVELOPMENTS
Focused Portfolio, Supply Chain and Productivity Plan
In June 2025, the Company announced a portfolio and productivity plan to streamline its portfolio and organization to improve its cost structure and competitiveness. The Company expects to incur approximately $2.0 billion in before-tax restructuring

The Procter & Gamble Company 15
costs over a two-year period. The Company incurred over half of the costs under this plan in fiscal 2026, with the remainder expected to be incurred in fiscal 2027. The restructuring activities are being executed across the Sector Business Units as well as the Enterprise Markets, Corporate Functions and Global Business Services. These restructuring activities include a plan for a reduction of up to 7,000 non-manufacturing overhead personnel by the end of fiscal 2027.
Consistent with our historical policies for ongoing restructuring-type activities, resulting charges were funded by and included within Corporate for segment reporting. Restructuring charges above the normal ongoing level of restructuring costs are reported as non-core charges. For more details on the restructuring program, refer to Note 7 to the Consolidated Financial Statements.
Thorne Acquisition
On October 1, 2026, the Company completed the acquisition of Thorne, a premium wellness and supplement brand in the vitamins, minerals and supplements category for $3.9 billion in an all-cash transaction. Thorne primarily sells in North America and will be part of our Personal Health Care operating segment. The results of Thorne, which are not material to the Company, will be reported in our Consolidated financial statements beginning with the three months ending December 31, 2026.
SUMMARY OF RESULTS – Three Months Ended September 30, 2026
The following are highlights of results for the three months ended September 30, 2026, versus the three months ended September 30, 2025:
•Net sales were $23.3 billion, an increase of $890 million, or 4.0%, versus the prior year period. Net sales increased mid-single digits in Beauty, Fabric & Home Care and Grooming and low single digits in Health Care and Baby, Feminine & Family Care. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 4.0% versus the prior year period. Organic sales increased mid-single digits in Beauty, Fabric & Home Care and Grooming and low single digits in Baby, Feminine & Family Care and Health Care.
•Diluted EPS increased 1% to $1.97. Core EPS, which represents diluted EPS excluding charges for incremental restructuring, increased 1% to $2.00.
•Operating cash flow was $5.8 billion. Free cash flow, which is defined as operating cash flow less capital expenditures, was $4.4 billion. Free cash flow productivity, which is defined as free cash flow as a percentage of net earnings, was 93%.
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

16 The Procter & Gamble Company
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
RESULTS OF OPERATIONS – Three Months Ended September 30, 2026
The following discussion provides a review of results for the three months ended September 30, 2026, versus the three months ended September 30, 2025.

	Three Months Ended September 30
Amounts in millions, except per share amounts	2026	2025	% Chg
Net sales	$23,276	$22,386	4%
Operating income	5,937	5,856	1%
Earnings before income taxes	6,023	6,034	—%
Net earnings	4,757	4,781	(1)%
Net earnings attributable to Procter & Gamble	4,731	4,750	—%
Diluted net earnings per common share	1.97	1.95	1%
Core net earnings per common share	2.00	1.99	1%

	Three Months Ended September 30
COMPARISONS AS A PERCENTAGE OF NET SALES	2026	2025	Basis Pt Chg
Gross margin	49.8%	51.4%	(160)
Selling, general & administrative expense	24.3%	25.2%	(90)
Operating income	25.5%	26.2%	(70)
Earnings before income taxes	25.9%	27.0%	(110)
Net earnings	20.4%	21.4%	(100)
Net earnings attributable to Procter & Gamble	20.3%	21.2%	(90)
Net Sales
Net sales for the quarter increased 4.0% to $23.3 billion. The increase in net sales was due to a unit volume increase of 2.4%, favorable geographic mix of 1.1% and higher pricing of 0.4%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales also increased 4.0%.
The following table summarizes key drivers of the change in net sales by reportable segment:

	Net Sales Change Drivers 2026 vs. 2025 (Three Months Ended September 30) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Acquisitions & Divestitures (2)	Net Sales Growth
Beauty	2.2%	2.2%	1.1%	0.7%	2.5%	—%	6.4%
Grooming	(0.4)%	(0.4)%	(0.4)%	3.5%	1.5%	(0.1)%	4.0%
Health Care	(2.9)%	(2.9)%	0.4%	2.8%	2.8%	(0.1)%	3.1%
Fabric & Home Care	4.3%	4.3%	(0.6)%	(0.3)%	0.8%	—%	4.2%
Baby, Feminine & Family Care	2.3%	2.3%	(0.1)%	(1.2)%	1.8%	—%	2.9%
Total Company	2.4%	2.4%	—%	0.4%	1.1%	—%	4.0%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Acquisitions and Divestitures excluding the volume impact.
Operating Costs
Gross margin decreased 160 basis points to 49.8% of net sales for the quarter. The decrease in gross margin was due to:
•140 basis points of higher commodity costs,
•140 basis points of product and packaging investments,
•50 basis points of decline from unfavorable product mix,

The Procter & Gamble Company 17
•10 basis points of higher restructuring costs and
•10 basis points of other items and rounding.
These impacts were partially offset by:
•120 basis points of manufacturing productivity savings,
•50 basis points of due to lower tariff costs and recognized recoveries and
•20 basis points of increase due to higher pricing.
Total SG&A spending was unchanged versus the prior year period at $5.7 billion as increased marketing spending was offset by a decline in overhead costs. SG&A as a percentage of net sales decreased 90 basis points to 24.3% due primarily to a decrease in overhead costs as a percentage of net sales and a decrease in marketing spending as a percentage of net sales. Overhead costs as a percentage of net sales decreased 70 basis points driven by productivity savings and the positive scale impacts of the net sales increase, partially offset by wage inflation. Marketing spending as a percentage of net sales decreased 20 basis points driven by the positive scale impacts of the net sales increase and productivity savings, partially offset by an increase in marketing spending. Productivity-driven cost savings delivered 130 basis points of benefit to SG&A as a percentage of net sales.
Operating income increased 1% to $5.9 billion as the increase in net sales was partially offset by a decrease in gross margin, the components of which are described above. Operating margin decreased 70 basis points to 25.5% versus the prior year period due primarily to the decrease in gross margin, partially offset by productivity-driven cost savings.
Non-Operating Expenses and Income
Interest expense was $223 million for the quarter, an increase of $26 million versus the prior year period. Interest income was $102 million for the quarter, a decrease of $6 million versus the prior year period. Other non-operating income/(expense), net was $207 million, a decrease of $61 million versus the prior year period.
Income Taxes
The effective income tax rate for the three months ended September 30, 2026, was 21.0%, compared to 20.8% for the three months ended September 30, 2025. The increase in effective tax rate was primarily driven by discrete impacts related to uncertain tax positions, partially offset by favorable geographic mix impacts.
Net Earnings
Net earnings were $4.8 billion, a decrease of $24 million, or 1%, versus the prior year period, the details of which are described above. Foreign exchange had a positive impact of approximately $23 million on net earnings for the quarter, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble were $4.7 billion, a decrease of $19 million for the quarter. Diluted EPS increased 1% to $1.97 versus the prior year period. Core EPS, which represents diluted EPS excluding charges for incremental restructuring, increased 1% to $2.00.
SEGMENT RESULTS – Three Months Ended September 30, 2026
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three months ended September 30, 2026, is provided based on a comparison to the three months ended September 30, 2025. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales, earnings before income taxes and net earnings by reportable business segment for the three months ended September 30, 2026, versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended September 30, 2026
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$4,410	6%	$1,139	1%	$868	(1)%
Grooming	1,889	4%	619	6%	477	3%
Health Care	3,318	3%	1,029	10%	783	9%
Fabric & Home Care	8,205	4%	2,080	4%	1,601	3%
Baby, Feminine & Family Care	5,322	3%	1,390	(4)%	1,060	(4)%
Corporate	132	N/A	(234)	N/A	(32)	N/A
Total Company	$23,276	4%	$6,023	—%	$4,757	(1)%
Beauty
Three months ended September 30, 2026, compared with three months ended September 30, 2025

18 The Procter & Gamble Company
Beauty net sales increased 6% to $4.4 billion, driven by favorable product mix of 2%, a unit volume increase of 2%, favorable foreign exchange of 1% and positive impacts of pricing of 1%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 5%. Global market share of the Beauty segment decreased 0.2 points.
•Hair Care net sales increased mid-single digits driven by positive impacts of innovation-based pricing (primarily in North America and Latin America), favorable product mix, an increase in unit volume and favorable foreign exchange. The volume increase was driven by growth in Europe, Asia Pacific and Greater China (all due to innovation), partially offset by IMETA (due to go-to-market discontinuations under our restructuring program). Organic sales increased mid-single digits driven by growth in all regions, led by high single-digit growth in Asia Pacific and Latin America and mid-single-digit growth in North America, partially offset by low single digit growth in Greater China. Global market share of the Hair Care category was unchanged.
•Personal Care net sales increased high single digits driven by an increase in unit volume, favorable product mix and favorable foreign exchange, partially offset by lower pricing (due to trade investments). The volume increase was driven by growth in Greater China (due to innovation) and Europe (due to distribution gains). Organic sales increased mid-single digits driven by more than 20% growth in Europe and mid-single-digit growth in North America and Greater China. Global market share of the Personal Care category decreased 0.4 points.
•Skin Care net sales increased mid-single digits driven by favorable product mix (due primarily to the increase of the super-premium SK-II brand, which has higher than category-average selling prices), a unit volume increase and favorable foreign exchange. The volume increase was driven by North America (due to innovation), partially offset by Greater China (due to competitive activity). Organic sales also increased mid-single digits driven by double-digit growth in Asia Pacific, partially offset by low single-digit growth in Greater China and North America. Global market share of the Skin Care category decreased 0.6 points.
Net earnings decreased 1% to $868 million due to a 150 basis-point decline in net earnings margin, partially offset by an increase in net sales. Net earnings margin decreased due to a decrease in gross margin and an increase in SG&A as a percentage of net sales. The gross margin decline of 90 basis points was driven by the higher cost of commodities and unfavorable product mix, partially offset by productivity savings. SG&A as a percentage of net sales increased primarily due to an increase in marketing spending, partially offset by lower overhead spending.
Grooming
Three months ended September 30, 2026, compared with three months ended September 30, 2025
Grooming net sales increased 4% to $1.9 billion driven by innovation-driven pricing of 3% (primarily by North America and IMETA) and favorable product mix of 1%. Unit volume was unchanged as an increase in Europe (due to innovation) was offset by a decrease in Latin America (due to distribution losses) and IMETA (due to go-to-market discontinuations under our restructuring program). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 5% led by high single-digit growth in Europe and mid-single-digit growth in North America and IMETA, partially offset by a low single-digit decline in Latin America. Global market share of the Grooming segment increased 0.2 points.
Net earnings increased 3% to $477 million due to an increase in net sales, partially offset by a 30 basis-point decrease in net earnings margin. Net earnings margin decreased due to an increase in the effective tax rate, partially offset by an increase in gross margin. The gross margin increase of 60 basis points was primarily driven by higher pricing, recognized tariff recoveries and productivity savings, partially offset by unfavorable product mix. SG&A as a percentage of net sales was unchanged as the positive scale impacts of the net sales increase and a decrease in overhead spending was offset by an increase in marketing spending. The higher effective tax rate was driven by unfavorable geographic mix.
Health Care
Three months ended September 30, 2026, compared with three months ended September 30, 2025
Health Care net sales increased 3% to $3.3 billion driven by higher pricing of 3% and favorable product mix of 3%, partially offset by a 3% decrease in unit volume. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 3%. Global market share of the Health Care segment was unchanged.
•Oral Care net sales increased low single digits driven by positive impacts of favorable product mix (due to growth of power brushes and premium paste, which have higher than category-average selling prices) and innovation-based pricing (driven by North America), partially offset by a unit volume decline. The unit volume decrease was driven by declines in Latin America and Greater China (both due to go-to-market discontinuations under our restructuring program) and North America (due to competitive activity), partially offset by an increase in Europe (due to distribution gains). Organic sales increased low single digits driven by a double-digit increase in Europe, partially offset by a high single-digit decrease in Latin America and a low single-digit decrease in North America. Global market share of the Oral Care category decreased 0.6 points.
•Personal Health Care net sales increased mid-single digits driven by higher pricing (driven by North America and Latin America), favorable product mix and favorable foreign exchange, partially offset by a unit volume decrease. The unit

The Procter & Gamble Company 19
volume decrease was driven by Latin America and North America (both due to lower average incidence of cough and cold). Organic sales increased low single digits driven by a high single-digit increase in IMETA and mid-single-digit increases in North America and Europe, partially offset by a low single-digit decrease in Latin America. Global market share of the Personal Health Care category increased 0.5 points.
Net earnings increased 9% to $783 million due to an increase in net sales and a 130 basis-point increase in net earnings margin. Net earnings margin increased due to a increase in gross margin, partially offset by a increase in SG&A as a percentage of net sales and an increase in the effective tax rate. The gross margin increase of 200 basis points was driven primarily by higher pricing, recognized tariff recoveries and productivity savings, partially offset by unfavorable product mix and the higher cost of commodities. SG&A as a percentage of net sales increased due to an increase in marketing spending, partially offset by a decrease in overhead spending. The higher effective tax rate was driven by unfavorable geographic mix.
Fabric & Home Care
Three months ended September 30, 2026, compared with three months ended September 30, 2025
Fabric & Home Care net sales increased 4% to $8.2 billion driven by a unit volume increase of 4% and favorable geographic mix of 1%, partially offset by unfavorable foreign exchange of 1%. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 5%. Global market share of the Fabric & Home Care segment increased 0.3 points.
•Fabric Care net sales increased mid-single digits driven by positive impacts from a unit volume increase and favorable geographic mix, partially offset by negative impacts from unfavorable foreign exchange. The unit volume increase was driven by an increase in North America, Europe and Latin America (all due to market growth). Organic sales increased mid-single digits driven by a low teens increase in Latin America and mid-single-digit increases in North America and Europe. Global market share of the Fabric Care category increased 0.4 points.
•Home Care net sales increased mid-single digits driven by a unit volume increase and favorable product mix, partially offset by unfavorable foreign exchange. The increase in volume was led by North America (due to distribution gains) and Europe and Asia Pacific (both due to innovation). Organic sales increased mid-single digits driven by mid-single-digit increases in North America and Europe. Global market share of the Home Care category was unchanged.
Net earnings increased 3% to $1.6 billion due to an increase in net sales, partially offset by a 20 basis-point decrease in net earnings margin. Net earnings margin decreased due to a decrease in gross margin, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decrease of 290 basis points was driven by the higher cost of commodities, product investments and unfavorable product mix, partially offset by productivity savings. SG&A as a percentage of net sales decreased due to decreases in marketing spending and overhead spending.
Baby, Feminine & Family Care
Three months ended September 30, 2026, compared with three months ended September 30, 2025
Baby, Feminine & Family Care net sales increased 3% to $5.3 billion driven by a unit volume increase of 2% and favorable product mix of 2%, partially offset by lower pricing of 1%. Excluding the impacts of foreign exchange and acquisitions and divestitures, organic sales increased 3%. Global market share of the Baby, Feminine & Family Care segment was unchanged.
•Baby Care net sales increased mid-single digits driven by a unit volume increase and favorable impacts from product mix, partially offset by lower pricing (primarily in North America). The unit volume increase was driven by increases in Greater China and North America (both due to distribution gains), partially offset by a decrease in Europe (due to market contraction). Organic sales increased mid-single digits driven by a more than 40% increase in Greater China and a low teens increase in IMETA, partially offset by a low single-digit increase in North America and a low single-digit decrease in Europe. Global market share of the Baby Care category increased 0.8 points.
•Feminine Care net sales increased low single digits driven by favorable geographic mix and innovation-based pricing (primarily in North America), partially offset by a unit volume decrease. The unit volume decrease was driven by declines in Europe (due to competitive activity) and IMETA (due to go-to-market discontinuations under our restructuring program), partially offset by an increase in North America (due to distribution gains). Organic sales increased low single digits driven by high single-digit increases in North America and Greater China, partially offset by a mid-single-digit decrease in Europe. Global market share of the Feminine Care category was unchanged.
•Net sales in Family Care, which is predominantly a North America business, increased low single digits driven by a unit volume increase (due to market growth), partially offset by lower pricing (due to merchandising investments). Organic sales also increased low single digits. North America market share of the Family Care category decreased 0.5 points.
Net earnings decreased 4% to $1.1 billion due to a 150 basis-point decrease in net earnings margin, partially offset by an increase in net sales. Net earnings margin decreased due to a decrease in in gross margin, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decrease of 220 basis points was primarily due to the higher cost of commodities and merchandising investments, partially offset by the lower cost of tariffs. SG&A as a percentage of net sales decreased due a reduction in overhead spending, partially offset by an increase in marketing spending.
Corporate

20 The Procter & Gamble Company
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
For the three months ended September 30, 2026, Corporate net sales decreased $33 million to $132 million. Corporate net earnings decreased $94 million to a loss of $32 million for the quarter.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
Operating cash flow was $5.8 billion fiscal year to date, an increase of $359 million versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and (gain)/loss on sale of assets), generated $5.8 billion of operating cash flow. Working capital and other impacts were largely neutral, generating $7 million of cash in the period. Accounts receivable increased, consuming $589 million of cash, driven primarily by sales growth. Days sales outstanding increased by one day. Total inventories increased, consuming $349 million of cash, driven primarily by increased safety stock levels. Days inventory on hand decreased by two days. Trade payables increased, generating $1.1 billion of cash, driven primarily by increased supply chain activity, partially offset by decreased marketing support activity. Other impacts consumed additional cash of $204 million primarily driven by a reduction in postretirement benefit and compensation accruals, partially offset by current year income tax accruals in excess of estimated payments.
Investing Activities
Investing activities used $1.5 billion of cash fiscal year to date primarily driven by capital expenditures.
Financing Activities
Financing activities generated $1.1 billion of net cash fiscal year to date, mainly due to a net debt increase related to the planned acquisition of Thorne. This was partially offset by dividends to shareholders and treasury stock purchases.
As of September 30, 2026, our current liabilities exceeded current assets by $12.5 billion. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient funding to meet short-term financing requirements.
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

The Procter & Gamble Company 21
The following tables provide a numerical reconciliation of net sales growth to organic sales growth:

Three Months Ended September 30, 2026	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact	Organic Sales Growth
Beauty	6.4%	(1.1)%	—%	5.4%
Grooming	4.0%	0.4%	0.2%	4.5%
Health Care	3.1%	(0.4)%	—%	2.7%
Fabric & Home Care	4.2%	0.6%	—%	4.8%
Baby, Feminine & Family Care	2.9%	0.1%	—%	3.0%
Total Company	4.0%	—%	—%	4.0%
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
The following table provides a numerical reconciliation of free cash flow ($ millions):

Three Months Ended September 30, 2026
Operating Cash Flow	Capital Spending	Free Cash Flow
$5,767	$(1,366)	$4,401
Free cash flow productivity. Free cash flow productivity is defined as the ratio of free cash flow to net earnings. We view free cash flow productivity as a useful measure to help investors understand P&G’s ability to generate cash. Free cash flow productivity is used by management in making operating decisions, in allocating financial resources and for budget planning purposes. This measure is also used in assessing the achievement of management goals for at-risk compensation.
The following table provides a numerical reconciliation of free cash flow productivity ($ millions):

Three Months Ended September 30, 2026
Free Cash Flow	Net Earnings	Free Cash Flow Productivity
$4,401	$4,757	93%
Core EPS. Core EPS is a measure of the Company's diluted EPS excluding items that are not judged by management to be part of the Company's sustainable results or trends. Management views this non-GAAP measure as a useful supplemental measure of Company performance over time. This measure is also used in assessing the achievement of management goals for at-risk compensation. The Core earnings measures included in the following reconciliation tables refer to the equivalent GAAP measures adjusted as applicable for the following items:
•Incremental restructuring: The Company has historically had an ongoing level of restructuring activities of approximately $250 - $500 million before tax annually. In June 2025, the Company announced a portfolio and productivity plan to streamline its portfolio and organization to improve its cost structure and competitiveness. The Company expects to incur approximately $2 billion in before-tax restructuring costs over two years and has incurred over half of the costs under this plan in fiscal 2026, with the remainder expected to be incurred in fiscal 2027. The adjustments to Core earnings include the restructuring charges that exceed the normal, recurring level of restructuring charges.
We do not view the above items to be part of our sustainable results, and their exclusion from Core earnings measures provides a more comparable measure of year-on-year results. This item is also excluded when evaluating senior management in determining their at-risk compensation.

22 The Procter & Gamble Company

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Three Months Ended September 30, 2026
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Core (Non-GAAP)
Cost of products sold	$11,678	$(44)	$11,634
Selling, general and administrative expense	5,661	(54)	5,607
Operating income	5,937	98	6,035
Other non-operating income/(expense), net	207	2	209
Income taxes	1,267	20	1,287
Net earnings	4,757	80	4,837
Less: Net earnings attributable to noncontrolling interests	26	2	28
Net earnings attributable to P&G	4,731	77	4,808
			Core EPS
Diluted net earnings per common share (1)	$1.97	$0.03	$2.00
(1)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
Net earnings attributable to P&G	—%
Core net earnings attributable to P&G	(1)%
Diluted net earnings per common share	1%
Core EPS	1%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Three Months Ended September 30, 2025
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Core (Non-GAAP)
Cost of products sold	$10,887	$(39)	$10,848
Selling, general and administrative expense	5,643	(77)	5,566
Operating income	5,856	116	5,972
Other non-operating income/(expense), net	268	7	275
Income taxes	1,253	23	1,276
Net earnings attributable to P&G	4,750	100	4,850
			Core EPS
Diluted net earnings per common share (1)	$1.95	$0.04	$1.99
(1)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since June 30, 2026. Additional information can be found in Note 9, Risk Management Activities and Fair Value Measurements, of the Company's Form 10-K for the fiscal year ended June 30, 2026.

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

The Procter & Gamble Company 23
summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including Messrs. Jejurikar and Schulten, to allow their timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no material changes during the quarter ended September 30, 2026, to our disclosure in Part I, Item 3, “Legal Proceedings” of our Form 10-K for the fiscal year ended June 30, 2026. There were no relevant matters to disclose under this Item for this period.

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2026.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Our Share Repurchase Program
7/01/2026 - 7/31/2026	2,946,201	$149.29	—	(3)
8/01/2026 - 8/31/2026	4,319,833	144.68	4,319,833	(3)
9/01/2026 - 9/30/2026	4,271,128	146.33	4,271,128	(3)
Total	11,537,162	$146.47	8,590,961	(3)
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
(3)In accordance with the repurchase program announced on July 29, 2026, the Company reaffirmed in its earnings release on October 22, 2026, that it expects to reduce outstanding shares through direct share repurchases at a value of approximately $5.0 billion in fiscal year 2027, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of debt.

Item 5.	Other Information
During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.
Segment Realignment
During the three months ended September 30, 2026, the Company realigned its Fabric & Home Care reporting segment to include Habitat Care, which is now operating under the Fabric & Home Care leadership team. Previously, the results of the Habitat Care business were reported in the Corporate segment. Certain amounts in the prior year presentation between segments were reclassified to conform to the current year’s presentation.
The aforementioned changes in Net sales and Net earnings/(loss) for our Fabric & Home Care reportable segment were not material for the years ended June 30, 2026, 2025 and 2024.

24 The Procter & Gamble Company
The table below presents the results as if the segment changes had been in effect for the noted periods.

Fiscal years ended June 30	2026	2025	2024
	Fabric & Home Care
Net sales	$30,647	$29,878	$29,672
Cost of products sold	(16,644)	(15,846)	(15,708)
Selling, general and administrative expense	(6,875)	(6,737)	(6,808)
Other segment items (1)	—	1	10
Earnings/(loss) before income taxes	7,128	7,296	7,167
Net earnings/(loss)	$5,508	$5,722	$5,554

	Corporate
Net sales	$587	$534	$423
Cost of products sold	(1,179)	(922)	(909)
Selling, general and administrative expense	(530)	(215)	(607)
Other segment items (1)	623	(294)	(1,156)
Earnings/(loss) before income taxes	(499)	(898)	(2,249)
Net earnings/(loss)	$100	$(402)	$(1,298)
(1)Other segment items for each reportable segment includes interest expense, interest income and certain other non-operating income/(expense).

The Procter & Gamble Company 25

Item 6.	Exhibits

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

10.1	Performance Stock Program Summary*+

10.2	Short Term Achievement Reward Program*+

10.3	Form of STAR Stock Option Award Agreement*+

10.4	Form of PSU Award Agreement*+

10.5	Form of LTIP RSU Agreement*+

10.6	Form of LTIP Stock Option Award Agreement*+

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

October 22, 2026	/s/ MATTHEW W. JANZARUK
Date	(Matthew W. Janzaruk)
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)